Form 10-Q
period 1994-12-31
AMERISOURCE DISTRIBUTION CORP
filed 1995-02-13
CIK 855042

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1994


Commission          Registrant, State of Incorporation        IRS Employer
File Number            Address and Telephone Number           Identification No.
- -----------         ----------------------------------        ------------------


33-27835-01         AmeriSource Distribution Corporation          23-2546940
                    (a Delaware Corporation)
                    P.O. Box 959, Valley Forge,
                    Pennsylvania  19482
                    (610) 296-4480


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES   X   NO
                                                   ---     ---

The number of shares of common stock of AmeriSource Distribution Corporation outstanding as of December 31, 1994 was: Class A - 238,262 1/2; Class B - 3,854,162 1/2; Class C - 500,000.

                                     INDEX


                      AMERISOURCE DISTRIBUTION CORPORATION


PART I.  FINANCIAL INFORMATION
- ------------------------------

      Item 1.     Financial Statements (Unaudited)

                  Consolidated balance sheets -- December 31, 1994 and September 30, 1994

                  Consolidated statements of operations -- Three months ended December 31, 1994 and December 31, 1993

                  Consolidated statements of cash flows -- Three months ended December 31, 1994 and December 31, 1993

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
- ---------------------------


     Item 6.      Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
- ------------------------------


Item 1.   AmeriSource Distribution Corporation Financial Statements (Unaudited)
          ---------------------------------------------------------



             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
             -----------------------------------------------------
                            (dollars in thousands)



                                                December 31,  September 30,
ASSETS                                              1994          1994
- ------                                          ------------  -------------

Current Assets
      Cash                                      $      3,702  $      25,311
      Accounts receivable less
        allowance for doubtful
        accounts:  9/94 - $9,370                                    272,281
      Merchandise inventories                        514,480        351,676
      Prepaid expenses and other                       4,122          2,442
                                                ------------  -------------
             Total current assets                    522,304        651,710



Property and Equipment, at cost                       68,832         67,598
         Less accumulated depreciation                27,618         26,416
                                                ------------  -------------
                                                      41,214         41,182


Other Assets
         Residual interest in master trust           135,028
         Deferred financing costs and other,
           less accumulated amortization:
           12/94 - $1,434;  9/94 - $7,239             14,429         18,752
                                                ------------  -------------
                                                     149,457         18,752
                                                ------------  -------------
                                                $    712,975  $     711,644
                                                ============  =============

See notes to consolidated financial statements.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             -----------------------------------------------------
                            (dollars in thousands)

                                             December 31,       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1994               1994
- ------------------------------------         -----------        ------------
Current Liabilities
   Current portion of other debt             $       116        $        133
   Accounts payable                              473,757             449,991
   Accrued expenses                               43,180              27,485
   Accrued income taxes                           10,305              11,488
   Deferred income taxes                          29,258              29,258
                                             -----------        ------------
       Total current liabilities                 556,616             518,355

Long-Term Debt
   Revolving credit facility                     147,041             175,897
   Senior subordinated notes                     166,134             166,134
   Other debt                                      1,308               1,293
   Convertible subordinated debentures               238                 238
   Senior debentures                             147,970             144,013
                                             -----------        ------------
                                                 462,691             487,575

Other Liabilities
   Deferred compensation                             528                 522
   Other                                           5,885               5,918
                                             -----------        ------------
                                                   6,413               6,440

Stockholders' Equity
   Preferred stock, $.01 par value:
     5,000,000 shares authorized;
     none issued
   Common Stock, $.01 par value:
     Class A (Voting and convertible):
       30,000,000 shares authorized;
         issued 12/94 - 294,437 1/2 shares;
                 9/94 - 180,387 1/2 shares             3                   2
     Class B (Non-voting and convertible):
       30,000,000 shares authorized;
        4,400,300 shares issued                       44                  44
     Class C (Non-voting and convertible):
        2,000,000 shares authorized;
          500,000 shares issued                        5                   5
   Capital in excess of par value                  4,888               4,775
   Retained earnings (deficit)                  (315,847)           (304,984)
   Cost of common stock in treasury               (1,838)               (568)
                                             -----------        ------------
                                                (312,745)           (300,726)
                                             -----------        ------------
                                             $   712,975        $    711,644
                                             ===========        ============


See notes to consolidated financial statements.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             -----------------------------------------------------
                 (dollars in thousands, except per share data)

                                                  Three Months Ended
                                                     December 31,
                                               ------------------------
                                                  1994         1993
                                               -----------  -----------
Revenues                                       $1,157,100   $1,045,776

Costs and expenses
   Cost of goods sold                           1,093,863      991,777
   Selling and administrative                      39,598       34,410
   Depreciation                                     1,700        1,589
   Interest and cost of Receivables Program        17,323       15,233
                                               ----------   ----------
                                                1,152,484    1,043,009


Income before taxes, extraordinary items
   and cumulative effects of accounting
   changes                                          4,616        2,767
Taxes on income                                     3,730          188
Income before extraordinary items              ----------   ----------
   and cumulative effects of
   accounting changes                                 886        2,579


Extraordinary charges - early retirement of
  debt, net of income tax benefits                (11,749)        (656)
Cumulative effect of change in accounting
  for postretirement benefits other than
  pensions                                                      (1,199)
Cumulative effect of change in accounting
  for income taxes                                             (33,399)
                                               ----------   ----------
        Net (loss)                             $  (10,863)  $  (32,675)
                                               ==========   ==========

Earnings (loss) per share
  Income before extraordinary items
    and cumulative effects of
    accounting changes                         $      .18          .51
  Extraordinary items                               (2.35)        (.13)
  Cumulative effect of change in accounting
    for postretirement benefits other than
    pensions                                                      (.24)
  Cumulative effect of change in accounting
    for income taxes                                             (6.68)
                                               ----------   ----------
       Net (loss)                              $    (2.17)  $    (6.54)
                                               ==========   ==========

See notes to consolidated financial statements.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             -----------------------------------------------------
                             (dollars in thousands)

                                                          Three Months Ended
                                                             December 31
                                                        ----------------------
                                                           1994        1993
                                                        ----------  ----------
OPERATING ACTIVITIES
  Net (loss)                                            $ (10,863)  $ (32,675)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Depreciation                                          1,700       1,589
      Amortization                                            812       2,242
      Provision for losses on accounts receivable           2,737         961
      (Gain) on disposal of property
          and equipment                                       (26)         (8)
      Deferred income taxes                                  (184)       (782)
      Loss on early retirement of debt                     15,426         679
      Cumulative effects of accounting changes                         34,598
      Changes in operating assets and liabilities:
          Accounts receivable                             (29,673)    (34,080)
          Merchandise inventories                        (162,804)    (51,104)
          Prepaid expenses                                   (107)        429
          Residual interest in master trust               (31,471)
          Accounts payable, accrued expenses and
              income taxes                                 28,310      30,037
          Debentures issued in lieu of payment of
              interest                                      3,957       3,558
      Miscellaneous                                        (2,389)       (637)
                                                        ---------   ---------
              NET CASH (USED IN)
              OPERATING ACTIVITIES                       (184,575)    (45,193)

INVESTING ACTIVITIES
  Capital expenditures                                     (3,364)     (1,946)
  Proceeds from sales of property and equipment             1,627          73
                                                        ---------   ---------
            NET CASH (USED IN)
            INVESTING ACTIVITIES                           (1,737)     (1,873)

FINANCING ACTIVITIES
  Long-term debt borrowings                               391,505     244,400
  Long-term debt repayments                              (420,393)   (205,893)
  Proceeds from sale of accounts receivable               201,000
  Deferred financing costs                                 (6,253)        (55)
  Exercise of stock options                                   114
  Purchases of treasury stock                              (1,270)
                                                        ---------   ---------
              NET CASH PROVIDED BY
              FINANCING ACTIVITIES                        164,703      38,452
                                                        ---------   ---------

(Decrease) in cash                                        (21,609)     (8,614)
Cash at beginning of period                                25,311      27,136
                                                        ---------   ---------
CASH AT END OF PERIOD                                   $   3,702   $  18,522
                                                        =========   =========


See notes to consolidated financial statements.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1   -  Basis of Presentation

AmeriSource Distribution Corporation ("Distribution"), is a Delaware corporation organized by an affiliate of 399 Venture Partners, Inc. ("VPI"), and other investors, including members of management of AmeriSource Corporation
("AmeriSource").   Distribution was formed in November, 1988 to acquire
AmeriSource in a leveraged buyout transaction (the "Acquisition"). The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Distribution and its wholly-owned subsidiary AmeriSource Corporation (collectively, the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 1994, the results of operations for the three months ended December 31, 1994 and 1993 and the cash flows for the three months ended December 31, 1994 and 1993 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

Note 2  -  Indebtedness and Financial Arrangements

In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special purpose wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates") representing a right to receive a variable principal amount. Contemporaneously, Certificates in an aggregate principal amount of up to $230 million face amount were sold to investors. During the five year term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. The Certificates bear interest at a rate selected by the Company equal to (i) the higher of (a) the prime lending rate and (b) the federal funds rate plus 50 basis points or
(ii) LIBOR plus 50 basis points. In addition, during the first seventy five days of

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 2  -  Indebtedness and Financial Arrangements (continued)

the Receivables Program, the Company may select an interest rate equal to the federal funds rate plus 125 basis points (7.05% at December 31, 1994). The interest rates for the Certificates are subject to step-ups to a maximum amount of an additional 100 basis points over the otherwise applicable rate. Pursuant to the Receivables Program, on December 13, 1994, the Company sold $305 million in Receivables in exchange for cash of $201 million and a residual interest in the master trust. The sale has been reflected as a reduction of accounts receivable in the accompanying December 31, 1994 balance sheet. Since the Company will retain substantially the same risk of credit loss as if the Receivables had not been sold pursuant to the Receivables Program, the Company has established a valuation allowance of $12.0 million on the residual interest in the master trust. The costs of $763,000 associated with the Receivables Program are reported together with interest expense on indebtedness in the accompanying statement of operations for the three months ended December 31, 1994. The sale of the Receivables and the application of the proceeds of the sale to reduce borrowings have been reflected as financing activities in the accompanying statement of cash flows for the three months ended December 31, 1994.

At the same time that it entered into the Receivables Program, the Company and its senior lenders amended its existing Credit Agreement. Among other things, the Amended and Restated Credit Agreement: (i) extended the term of the Credit Agreement until January 3, 2000; (ii) established the amount the Company may borrow at $380 million; (iii) reduced the initial borrowing rate to LIBOR plus 225 basis points from LIBOR plus 300 basis points and provided for further interest rate stepdowns upon the occurrence of certain events; (iv) modified the borrowing base availability from inventory and receivable based to inventory based; and (v) increased the Company's ability to make acquisitions and pay dividends.

Contemporaneously with the consummation of the Receivables Program and the execution of the Amended and Restated Credit Agreement, the Company called for optional redemption all of the outstanding 14 1/2% senior subordinated notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date of January 12, 1995. In connection with the amendment of the Credit Agreement and the redemption of the 14 1/2% senior subordinated notes, the Company recorded an extraordinary charge of $11,749,000 during the three months ended December 31, 1994 relating to the write-off of unamortized financing fees and premiums to be paid on the redemption of the 14 1/2% senior subordinated notes, net of tax benefits.

Note 3 - Excess of Cost over Net Assets Acquired

During the third quarter of the fiscal year ended September 30, 1994, the Company concluded that the carrying value of its excess of cost over net assets acquired ("goodwill") could not be recovered from expected future operations and accordingly wrote off its remaining goodwill balance of $179.8 million. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 4  -  Legal Matters and Contingencies

In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability and regulatory agency matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. The Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in fourteen civil actions filed by independent retail pharmacies in the United States District Court for the Southern District of New York. Plaintiffs seek to establish these lawsuits and over thirty-four others (to which the Company is not a party) filed by other pharmacies as class actions. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to plaintiffs and class members for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. These actions have been transferred to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. Effective October 26, 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or one million dollars. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 4  -  Legal Matters and Contingencies (continued)

The Company has become aware that its former Charleston, South Carolina distribution center was previously owned by a fertilizer manufacturer and that there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during the third quarter of fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability which has been recorded. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

The Company has been named as a defendant in a lawsuit based upon alleged injuries and deaths attributable to the product L-Tryptophan. The Company did not manufacture L-Tryptophan; however, prior to an FDA recall, the Company did distribute products containing L-Tryptophan obtained from several of its vendors. The Company believes that it is entitled to full indemnification by its suppliers and the manufacturer of L-Tryptophan with respect to this lawsuit and any other lawsuits involving L-Tryptophan in which the Company may be named in the future. To date, the indemnity to the Company in similar suits has not been in dispute and, the Company believes it is unlikely it will incur any loss as a result of such lawsuits. The Company further believes that its insurance coverage and supplier endorsements are adequate to cover any losses should they occur.

The Company has received notices from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Company's taxable years 1987 through 1991. The notices indicate an aggregate increase in net taxable income for these years of approximately $24 million and relate principally to the

             AMERISOURCE DISTRIBUTION CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 4 - Legal Matters and Contingencies (continued)

deductibility of costs incurred with respect to the Acquisition. The Company has analyzed these matters with tax counsel and believes it has meritorious defenses to the deficiencies asserted by the Internal Revenue Service. The Company will contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that any amounts assessed will not have a material effect on the financial condition of the Company.

At December 31, 1994, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

Note 5  -  Earnings Per Share

For the three months ended December 31, 1994 and December 31, 1993, earnings
(loss) per share are based on 5,000,000 shares, representing the weighted average number of shares of all classes of Distribution's common stock outstanding during those periods including the effect of stock options. Substantially all of the options outstanding will be satisfied with shares purchased or to be purchased from VPI at $1.00 per share, pursuant to a prior agreement.

Note 6 - Subsequent Equity Transactions

In January 1995, the Company filed a registration statement with respect to a proposed public offering by the Company of up to 7,590,000 shares of Class A common stock, including an over-allotment option of up to 990,000 shares. The net proceeds to the Company will be applied to fund the redemption of one-half of the 11 1/4% senior debentures outstanding for 110% of the principal amount plus accrued interest through date of redemption which will result in an estimated extraordinary charge of $9.8 million. The balance of the net proceeds will be used to fund internal growth and further expansion and for working capital and other general corporate purposes. Prior to the sale of common stock contemplated by the public offering, AmeriSource Distribution Corporation intends to amend its certificate of incorporation to change its corporate name to AmeriSource Health Corporation.

In conjunction with the sale of common stock, the Company intends to authorize a 2.95-for-1 stock split. In conjunction with the proposed public offering described above, the Company anticipates that the Company will issue 871,687 1/2 pre-split shares of common stock upon the exercise of the options issued under the Distribution Plan and the 1991 Option Plan which expire 90 days after the closing of the offering. Also pursuant to a prior agreement, the Company expects to repurchase 453,862 1/2 pre-split shares of common stock from VPI upon the exercise of the Distribution Plan and the 1991 Option Plan at a price of $1.00 per share. The Company expects to adopt the 1995 Option Plan and the Directors Plan which will provide for the granting over time of stock options to acquire shares of Class A Common Stock. In conjunction with the offering, the Company intends to eliminate all authorized shares of preferred stock and to reduce the authorized number of shares of Class A Common Stock and Class B Common Stock.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             Results of Operations
                             ---------------------
                             (dollars in thousands)

                                      3 Months       3 Months
                                        Ended          Ended
                                    December 31,   December 31,
                                        1994           1993
                                    -------------  -------------

Revenues                              $1,157,100     $1,045,776
Cost of goods sold                     1,093,863        991,777
                                      ----------     ----------
   Gross profit                           63,237         53,999
Operating expenses:
   Selling and administrative             39,598         33,034
   Depreciation                            1,700          1,589
   Amortization of intangibles                            1,376
                                      ----------     ----------
Operating income                          21,939         18,000
   Interest expense-in cash,
     and cost of Receivables Program      12,593         10,809
   Interest expense-pay-in-kind            3,957          3,558
   Amortization of deferred
     financing costs                         773            866
                                      ----------     ----------
Income before taxes,
   extraordinary items and
   cumulative effects of
   accounting changes                      4,616          2,767
Taxes on income                            3,730            188
                                      ----------     ----------
Income before extraordinary
   items and cumulative
   effects of accounting changes             886          2,579
Extraordinary charges -
   early retirement of debt,
   net of income tax benefits            (11,749)          (656)
Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions                          (1,199)
Cumulative effect of change in
   accounting for income taxes                          (33,399)
                                      ----------     ----------
Net (loss)                            $  (10,863)    $  (32,675)
                                      ==========     ==========


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



 Revenues in the first quarter of fiscal 1995 increased 10.6% to $1.2 billion from $1.0 billion in fiscal 1994. This increase reflects real volume growth, the pass through to customers of price increases from manufacturers and the opening of two new distribution facilities in November, 1994. The most significant revenue increase was in the hospital customer group, where revenues were approximately 16% ahead of the comparable period of the prior year.

 Gross profit in the three months ended December 31, 1994 increased to $63.2 million, an increase of 17.1% from the same quarter of fiscal 1994, due to increased revenues, increased purchase discounts and a greater level of price increases from manufacturers resulting in greater opportunities for forward purchasing. As a percentage of revenues, the gross profit margin for the quarter was 5.47% as compared to 5.16% in the prior year.

 Selling and administrative expenses for the first quarter of fiscal 1995 were $39.6 million compared to $33.0 million for the first quarter of fiscal 1994, an increase of 19.9%. The cost increases reflect inflationary increases and increases in warehouse and delivery expenses which are variable with the level of sales volume as well as start up expenses incurred to open the two new distribution facilities. As a percentage to revenues, selling and administrative expenses increased to 3.4% in the three months ended December 31, 1994 from 3.2% in the 1993 period.

 The decrease in amortization of intangibles in the first quarter of fiscal 1995 was as a result of the write-off of the value of the excess of cost over net assets acquired ("goodwill") which the Company recorded in the third quarter of fiscal 1994.

 Excluding costs of $763,000 associated with the Receivables Program, interest expense payable currently for the three months ended December 31, 1994 of $11.8 million increased $1.0 million compared with interest expense payable currently for the three months ended December 31, 1993. The increase is due primarily to higher interest rates on the Company's variable rate borrowings, partially offset by lower average borrowings. The weighted average interest rate on the Company's variable rate borrowings during the three months ended December 31, 1994 was 9.0% as compared to 6.7% during the three months ended December 31, 1993. The lower average debt levels in the three months ended December 31, 1994 were due in part to the implementation of the Receivables Program, which reduced borrowings in mid-December 1994 by $201 million. Interest expense which is not payable currently (pay-in-kind interest) was $4.0 million for the three months ended December 31, 1994 as compared to $3.6 million for the three months ended December 31, 1993.

 The income tax provision for the three months ended December 31, 1994 was computed on a regular tax basis and based on an estimate of the full year effective tax rate. The extraordinary charge of $15,426,000, net of a tax benefit of $3,677,000 relates to the amendment of the revolving credit facility agreement and the redemption of the 14 1/2% senior subordinated notes and the consequent write-off of unamortized financing fees and premiums to be paid on the redemption of the 14 1/2% senior subordinated notes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)




Liquidity and Capital Resources

 Historically, the Company's operating results have generated sufficient cash flows which, together with borrowings under the revolving credit facility and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures and interest currently payable on outstanding debt. Future cash flows are expected to be sufficient to fund capital expenditures and interest currently payable over the near term.

 During the three-month period ended December 31, 1994, the Company's operating activities consumed $184.6 million in cash. The increase of $162.8 million in merchandise inventories offset by the $23.8 million increase in accounts payable accounted for most of the use of funds. The increase in merchandise inventories and accounts payable reflect the timing of seasonal purchases and related payments as well as increased purchases in anticipation of manufacturer price increases. A portion of the increase in merchandise inventories was the result of the opening of the Springfield, Massachusetts and Portland, Oregon distribution facilities. Operating cash uses during the three-month period ended December 31, 1994 included $5.0 million in interest payments and $1.4 million in income tax payments.

 Capital expenditures required for the Company's business historically have not been substantial. Capital expenditures for the three months ended December 31, 1994 were $3.4 million and relate principally to the opening of the two new distribution centers and improvements in management information systems. Capital expenditures for the fiscal year ended September 30, 1995 are projected to approximate $9.5 million.

 As a result of the sale of receivables under the Receivables Program in December 1994, borrowings under the Company's revolving credit facility were reduced to $147.0 million at December 31, 1994 (at an average interest rate of 9.0%) from the $175.9 million (at an average interest rate of 8.1%) outstanding at September 30, 1994.

 The Company has become aware that its former Charleston, South Carolina distribution center was previously owned by a fertilizer manufacturer and that there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly, a liability of $4.1

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)


Liquidity and Capital Resources (continued)



 million was recorded during the third quarter of fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability which has been recorded. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

 The Company's primary ongoing cash requirements will be to fund payment of interest on indebtedness, finance working capital and fund capital expenditures. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and any expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock.

 The Company wrote off its goodwill balance of $179.8 million in the third fiscal quarter of 1994. The goodwill was recorded at the time of the leveraged buyout transaction ("Acquisition") in 1988. Since the Acquisition, the Company has been unable to achieve the operating results projected at the time of the Acquisition. The projections at the time of the Acquisition were developed based on historical experience, industry trends and management's estimates of future performance. These projections assumed significant growth rates in revenues, stable gross profit margins and cash flow from operations to reduce Acquisition indebtedness and did not anticipate long-term losses or indicate an inability to recover the value of goodwill. Due to persistent competitive pressures and a shift in the customer mix to larger volume, lower margin customers, gross profit margins have declined from 7.10% in fiscal 1989 to 5.63% in fiscal 1993 and 5.47% in fiscal 1994, resulting in: operating results which are substantially below the projections made at the time of the Acquisition; an increase in the Company's indebtedness; and an accumulated deficit in retained earnings at June 30, 1994 before the goodwill write-off of $126.4 million.

 During the period since the Acquisition, the Company has been affected by price competition for market share within the industry, health care industry consolidation and the impact of group purchasing organizations, managed care and health care reform on drug prices. As a result of the negative impact of these factors, and the Company's expectation that such factors would continue to negatively impact operating results into the foreseeable future, the Company initiated a detailed evaluation of

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)


Liquidity and Capital Resources (continued)


 the long-term expected effects of these factors on the ability to recover the recorded value of goodwill over its remaining estimated life. Based on industry trends, interest rate trends and the health care reform environment, in the third quarter of fiscal 1994, the Company revised its operating projections and concluded that the projected operating results (the "Projection") would not support the future recovery of the remaining goodwill balance.

 The methodology employed to assess the recoverability of the Company's goodwill was to project results of operations forward 36 years, which approximates the remaining amortization period of the goodwill balance at June 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of the Projection. The Company's Projection assumed that, based on industry conditions and competitive pressures, future revenue growth would approximate 12.6% in the near-term gradually declining to approximately 5% over the longer-term. These assumptions reflected expected benefits in the near-term from continued industry consolidation, and an expectation that manufacturers would continue to increase their reliance on wholesalers in their own cost control measures in the face of healthcare reform. Over the next five to ten year period, growth in revenue was expected to moderate as the industry consolidation trend was completed, and over the long-term (next twenty years), stable growth of 5% was assumed. The gross profit percentage was projected to gradually decline over the projected period from the then current rate to 3.60% in the fiscal year 2000 and to 2.68% in the longer term. The short-term gross profit declines reflected the impact of the worsened trends in 1994 caused by consolidation of certain major competitors and deteriorated gross profit margins from existing contracts with certain group purchasing organizations. The long-term decline in gross profit reflected the Company's belief that continued industry wide competitive pricing pressures would drive margins down, as the consolidated industry attempts to maintain market share. Operating expenses were projected to increase 6% per year in the near term and 5% per year in the longer-term principally reflecting the Company's expectations regarding inflation. Working capital levels (as a percentage of revenues) were projected to improve as the Company aggressively managed its investment in receivables and inventory over the projected period. For purposes of the Projection, the Company had assumed that it would be able to refinance its current revolving credit facility when it expired in 1996. For purposes of the Projection, the Company had assumed that it would be able to increase its variable rate borrowings to finance increasing working capital and interest payment requirements. In order to meet the working capital and interest payment requirements projected in fiscal year 2000, the revolving credit facility would have to be increased to $460 million. Interest rates on the variable rate revolving credit facility were assumed to increase to 9.75% to reflect then current expectations of future short-term borrowing rates.
The Projection also indicated that cash from operations would not be sufficient to satisfy maturities of the Company's fixed rate debt obligations, which consisted of the 14 1/2% senior subordinated notes due in fiscal 1998 and fiscal 1999 and the 11 1/4% senior debentures due in fiscal 2005. The Projection assumed that these fixed rate debt obligations would be refinanced at the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)


Liquidity and Capital Resources (continued)

 time of the scheduled maturities at identical interest rates. The Company determined that unless it was able to develop successful strategic, operating or financing initiatives which would change these assumptions, the projected future operating results based on these assumptions represented the best estimate of the Company's projected performance given the Company's existing high leverage and industry trends.

 The Projection reflected significant cumulative losses indicating that the carrying value of goodwill was not recoverable. Accordingly, the Company wrote off its remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994. More importantly, while the Company believed the reliability of any projection over such an extended period is highly uncertain, the Projection also indicated that the Company's long-term viability would require modification of its then current capital structure to reduce its indebtedness and increase its equity in the near to mid-term future. While the Projection indicated that in fiscal 1998 cash flow from operations would not be sufficient to satisfy required interest and principal payments on its current debt obligations, the Company believed and the Projection indicated, that cash flow generated from operations in the near-term (fiscal years 1995 through 1997) would be sufficient to service its then current debt obligations. The Company was unable to provide any assurance that the Company would be successful in efforts to restructure or recapitalize in order to be able to operate in a profitable manner for the long-term.

 In December 1994, the Company sold substantially all of its Receivables to ARC, pursuant to the Receivables Program. Pursuant to the Receivables Program, ARC will continuously transfer Receivables to a master trust in exchange for, among other things, Certificates representing a right to receive a variable principal amount. Contemporaneous with the consummation of the Receivables Program, the Company amended its existing Credit Agreement with its senior lenders and redeemed in January 1995 all of the outstanding 14 1/2% senior subordinated notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date.

PART II.  OTHER INFORMATION
- ---------------------------



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a) Exhibits: No exhibits are filed as part of this report.
          --------

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during
          -------------------
                               the quarter ended December 31, 1994.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              AMERISOURCE DISTRIBUTION CORPORATION




                              /s/ Kurt J. Hilzinger
                              -----------------------------
                              Kurt J. Hilzinger
                              Vice President, Chief Financial
                              Officer and Treasurer (Principal
                              Financial Officer)



Date:  February 13, 1995      /s/ John A. Kurcik
                              -----------------------------
                              John A. Kurcik
                              Vice President, Controller
                              and Assistant Treasurer
                              (Principal Accounting Officer)