Form 10-Q/A
period 1994-12-31
AMERISOURCE DISTRIBUTION CORP
filed 1995-04-07
CIK 855042

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1994


Commission          Registrant, State of Incorporation        IRS Employer
File Number            Address and Telephone Number           Identification No.
- -----------         ----------------------------------        ------------------


33-27835-01         AmeriSource Health Corporation                23-2546940
                    (a Delaware Corporation)
                    (formerly AmeriSource Distribution
                     Corporation)
                    P.O. Box 959, Valley Forge,
                    Pennsylvania  19482
                    (610) 296-4480


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     YES   X   NO
                                                   ---     ---

The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 31, 1994 was: Class A - 702,874; Class B - 11,369,779; Class C - 1,475,000.

                                     INDEX


                        AMERISOURCE HEALTH CORPORATION


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


Item 1.   AmeriSource Health Corporation Financial Statements (Unaudited)
          ---------------------------------------------------



                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                -----------------------------------------------
                            (dollars in thousands)



                                                December 31,  September 30,
ASSETS                                              1994          1994
- ------                                          ------------  -------------

Current Assets
      Cash                                      $     29,325  $      25,311
      Restricted cash                                  6,748
      Accounts receivable less
        allowance for doubtful
        accounts:  12/94 - $11,986;
        9/94 - $9,370                                302,765        272,281
      Merchandise inventories                        514,480        351,676
      Prepaid expenses and other                       2,549          2,442
                                                ------------  -------------
             Total current assets                    855,867        651,710



Property and Equipment, at cost                       68,832         67,598
         Less accumulated depreciation                27,618         26,416
                                                ------------  -------------
                                                      41,214         41,182


Deferred financing costs and other,
         less accumulated amortization:
         12/94 - $1,434;  9/94 - $7,239               18,646         18,752
                                                ------------  -------------
                                                $    915,727  $     711,644
                                                ============  =============

See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                -----------------------------------------------
                            (dollars in thousands)

                                             December 31,       September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1994               1994
- ------------------------------------         -----------        ------------
Current Liabilities
   Current portion of other debt             $       116        $        133
   Accounts payable                              473,757             449,991
   Accrued expenses                               43,932              27,485
   Accrued income taxes                           10,305              11,488
   Deferred income taxes                          29,258              29,258
                                             -----------        ------------
       Total current liabilities                 557,368             518,355

Long-Term Debt
   Revolving credit facility                     147,041             175,897
   Receivables securitization financing          202,000
   Senior subordinated notes                     166,134             166,134
   Other debt                                      1,308               1,293
   Convertible subordinated debentures               238                 238
   Senior debentures                             147,970             144,013
                                             -----------        ------------
                                                 664,691             487,575

Other Liabilities
   Deferred compensation                             528                 522
   Other                                           5,885               5,918
                                             -----------        ------------
                                                   6,413               6,440

Stockholders' Equity
   Preferred stock, $.01 par value:
     5,000,000 shares authorized;
     none issued
   Common Stock, $.01 par value:
     Class A (Voting and convertible):
       30,000,000 shares authorized;
         issued 12/94 - 868,591 shares;
                 9/94 - 532,143 shares                 8                   5
     Class B (Non-voting and convertible):
       30,000,000 shares authorized;
       12,980,885 shares issued                      130                 130
     Class C (Non-voting and convertible):
        2,000,000 shares authorized;
        1,475,000 shares issued                       15                  15
   Capital in excess of par value                  4,787               4,676
   Retained earnings (deficit)                  (315,847)           (304,984)
   Cost of common stock in treasury               (1,838)               (568)
                                             -----------        ------------
                                                (312,745)           (300,726)
                                             -----------        ------------
                                             $   915,727        $    711,644
                                             ===========        ============


See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                 (dollars in thousands, except per share data)

                                                  Three Months Ended
                                                     December 31,
                                               ------------------------
                                                  1994         1993
                                               -----------  -----------
Revenues                                       $1,157,100   $1,045,776

Costs and expenses
   Cost of goods sold                           1,093,863      991,777
   Selling and administrative                      39,598       34,410
   Depreciation                                     1,700        1,589
   Interest                                        17,323       15,233
                                               ----------   ----------
                                                1,152,484    1,043,009


Income before taxes, extraordinary items
   and cumulative effects of accounting
   changes                                          4,616        2,767
Taxes on income                                     3,730          188
Income before extraordinary items              ----------   ----------
   and cumulative effects of
   accounting changes                                 886        2,579


Extraordinary charges - early retirement of
  debt, net of income tax benefits                (11,749)        (656)
Cumulative effect of change in accounting
  for postretirement benefits other than
  pensions                                                      (1,199)
Cumulative effect of change in accounting
  for income taxes                                             (33,399)
                                               ----------   ----------
        Net (loss)                             $  (10,863)  $  (32,675)
                                               ==========   ==========

Earnings (loss) per share
  Income before extraordinary items
    and cumulative effects of
    accounting changes                         $      .06          .18
  Extraordinary items                                (.80)        (.04)
  Cumulative effect of change in accounting
    for postretirement benefits other than
    pensions                                                      (.08)
  Cumulative effect of change in accounting
    for income taxes                                             (2.27)
                                               ----------   ----------
       Net (loss)                              $     (.74)  $    (2.21)
                                               ==========   ==========

See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                             (dollars in thousands)

                                                          Three Months Ended
                                                             December 31
                                                        ----------------------
                                                           1994        1993
                                                        ----------  ----------
OPERATING ACTIVITIES
  Net (loss)                                            $ (10,863)  $ (32,675)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Depreciation                                          1,700       1,589
      Amortization                                            812       2,242
      Provision for losses on accounts receivable           2,737         961
      (Gain) on disposal of property
          and equipment                                       (26)         (8)
      Deferred income taxes                                  (184)       (782)
      Loss on early retirement of debt                     15,426         679
      Cumulative effects of accounting changes                         34,598
      Changes in operating assets and liabilities:
          Restricted cash                                  (6,748)
          Accounts receivable                             (33,221)    (34,080)
          Merchandise inventories                        (162,804)    (51,104)
          Prepaid expenses                                   (107)        429
          Accounts payable, accrued expenses and
              income taxes                                 29,062      30,037
          Debentures issued in lieu of payment of
              interest                                      3,957       3,558
      Miscellaneous                                           307        (637)
                                                        ---------   ---------
              NET CASH (USED IN)
              OPERATING ACTIVITIES                       (159,952)    (45,193)

INVESTING ACTIVITIES
  Capital expenditures                                     (3,364)     (1,946)
  Proceeds from sales of property and equipment             1,627          73
                                                        ---------   ---------
            NET CASH (USED IN)
            INVESTING ACTIVITIES                           (1,737)     (1,873)

FINANCING ACTIVITIES
  Long-term debt borrowings                               593,505     244,400
  Long-term debt repayments                              (420,393)   (205,893)
  Deferred financing costs                                 (6,253)        (55)
  Exercise of stock options                                   114
  Purchases of treasury stock                              (1,270)
                                                        ---------   ---------
              NET CASH PROVIDED BY
              FINANCING ACTIVITIES                        165,703      38,452
                                                        ---------   ---------

Increase (decrease) in cash                                 4,014      (8,614)
Cash at beginning of period                                25,311      27,136
                                                        ---------   ---------
CASH AT END OF PERIOD                                   $  29,325   $  18,522
                                                        =========   =========


See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1   -  Basis of Presentation

AmeriSource Health Corporation ("Health"), formerly AmeriSource Distribution Corporation, is a Delaware corporation organized by an affiliate of 399 Venture Partners, Inc. ("VPI"), and other investors, including members of management of AmeriSource Corporation ("AmeriSource"). Health was formed in November, 1988 to acquire AmeriSource in a leveraged buyout transaction (the "Acquisition"). The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Health and its wholly-owned subsidiary AmeriSource Corporation (collectively, the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

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

The Company's (loss) per share and share data in the financial statements have been retroactively restated to reflect the effect of the 2.95-for-1 stock split declared in connection with the public offering by the Company of its Common Stock discussed in Note 6.

Note 2  -  Indebtedness and Financial Arrangements

In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special purpose wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates"). Contemporaneously, Certificates in an aggregate principal amount of up to $230 million face amount were sold to investors. During the five year term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. The Certificates bear interest at a rate selected by the Company equal to (i) the higher of (a) the prime lending rate and (b) the federal funds rate plus 50 basis points or (ii) LIBOR plus 50 basis points. In addition, during the first seventy five days of

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 2  -  Indebtedness and Financial Arrangements (continued)

the Receivables Program, the Company may select an interest rate equal to the federal funds rate plus 125 basis points (7.05% at December 31, 1994). The interest rates for the Certificates are subject to the following step-ups:
(i) with respect to the ABR tranche (based on the higher of the prime rate or federal funds rate plus 50 basis points), an additional 50 basis points beginning one year after the closing date (December 13, 1994) and (ii) with respect to the LIBOR tranche, an additional 12 1/2 basis points beginning six months after the closing date, an additional 12 1/2 basis points beginning nine months after the closing date, and an additional 75 basis points beginning one year after the closing date. Pursuant to the Receivables Program, on December 13, 1994, the Company sold $305 million in Receivables to ARC in exchange for cash of $201 million and a ARC in turn transferred the Receivables to the master trust for the Certificates and a residual interest in the master trust. The Company has accounted for the transactions contemplated by the terms of the Receivables Purchase Agreement as a sale of Receivables from AmeriSource to ARC and as a financing transaction by ARC on the Company's consolidated financial statements. The Certificates represent fractional undivided interests in the Receivables and other assets of the master trust, and do not otherwise represent recourse obligations of the Company. The assets and liabilities of the master trust have been consolidated with the Company at December 31, 1994. According to its terms, the Receivables Program is expected to liquidate beginning in October 1999, whereupon the payment of the then-outstanding principal of the Certificates will commence. The Certificates are also subject to early liquidation upon the occurrence of certain events. In the event of a liquidation, losses on Receivables will first be absorbed by the residual certificate held by ARC and collections on Receivables will first be allocated to make payments of outstanding principal of the Certificates in accordance with their ratable interests in the assets of the master trust, after giving effect to the allocation of losses to the residual interest. Fees of $706,000 incurred through December 31, 1994 in connection with establishing the Receivables Program have been deferred and are being amortized on a straight-line basis over five years. Interest expense on the Certificates during the three months ended December 31, 1994 was $752,000. The $202 million in Certificates outstanding at December 31, 1994 bore interest at 7.05%. Restricted cash of $6,748,000 at December 31, 1994, represents amounts deposited in the master trust from collections on the Receivables, which are designated for specific purposes pursuant to the Receivables Program.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
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

The Company has been named as a defendant in a lawsuit based upon alleged injuries and deaths attributable to the product L-Tryptophan. The Company did not manufacture L-Tryptophan; however, prior to an FDA recall, the Company did distribute products containing L-Tryptophan obtained from several of its vendors. The Company believes that it is entitled to full indemnification by its suppliers and the manufacturer of L-Tryptophan with respect to this lawsuit and any other lawsuits involving L-Tryptophan in which the Company may be named in the future. To date, the indemnity to the Company in similar suits has not been in dispute and, the Company believes it is unlikely it will incur any loss as a result of such lawsuits. The Company further believes that its insurance coverage and supplier indemnification are adequate to cover any losses should they occur. The Company has recently been informed that this matter has been settled, without cost to the Company.

The Company has received notices from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Company's taxable years 1987 through 1991. The notices indicate an aggregate increase in net taxable income for these years of approximately $24 million and relate principally to the

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 4 - Legal Matters and Contingencies (continued)

deductibility of costs incurred with respect to the Acquisition. The Company has analyzed these matters with tax counsel and believes it has meritorious defenses to the deficiencies asserted by the Internal Revenue Service. The Company will contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that any amounts assessed will not have a material effect on the financial statements of the Company.

At December 31, 1994, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

Note 5  -  Earnings Per Share

For the three months ended December 31, 1994 and December 31, 1993, earnings
(loss) per share are based on 14,750,000 shares (as adjusted for the 2.95-for-1 stock split as discussed in Note 6), representing the weighted average number of shares of all classes of Health's common stock outstanding during those periods including the effect of stock options. Substantially all of the options outstanding will be satisfied with shares purchased or to be purchased from VPI at $.34 per share, pursuant to a prior agreement.

Note 6 - Subsequent Equity Transactions

On April 3, 1995, the Company filed a registration statement which became effective with respect to a public offering by the Company of up to 7,590,000 shares of Class A common stock, including an over-allotment option of up to 990,000 shares. The net proceeds to the Company will be applied to fund the redemption of one-half of the 11 1/4% senior debentures outstanding for 110% of the principal amount plus accrued interest through date of redemption which will result in an estimated extraordinary charge of $9.8 million. The balance of the net proceeds will be used to fund internal growth and further expansion and for working capital and other general corporate purposes. Prior to the sale of common stock contemplated by the public offering, AmeriSource Distribution Corporation amended its certificate of incorporation to change its corporate name to AmeriSource Health Corporation.

In conjunction with the sale of common stock, the Company authorized a 2.95-for-1 stock split. All references to earnings per share and share data in the financial statements have been restated to give effect to the stock split. In conjunction with the public offering described above, the Company anticipates that the Company will issue 2,571,478 shares of common stock upon the exercise of the options issued under the Distribution Plan and the 1991 Option Plan which expire 90 days after the closing of the offering. Also pursuant to a prior agreement, the Company expects to repurchase 1,338,894 shares of common stock from VPI upon the exercise of the Distribution Plan and the 1991 Option Plan at a price of $.34 per share. The Company adopted the 1995 Option Plan and the Directors Plan which will provide for the granting over time of stock options to acquire shares of Class A Common Stock. In conjunction with the offering, the Company eliminated all authorized shares of preferred stock, increased the authorized number of shares of Class A Common Stock and decreased the authorized number of shares of Class B Common Stock.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             Results of Operations
                             ---------------------
                             (dollars in thousands)

                                      3 Months       3 Months
                                        Ended          Ended
                                    December 31,   December 31,
                                        1994           1993
                                    -------------  -------------

Revenues                              $1,157,100     $1,045,776
Cost of goods sold                     1,093,863        991,777
                                      ----------     ----------
   Gross profit                           63,237         53,999
Operating expenses:
   Selling and administrative             39,598         33,034
   Depreciation                            1,700          1,589
   Amortization of intangibles                            1,376
                                      ----------     ----------
Operating income                          21,939         18,000
   Interest expense-in cash               12,593         10,809
   Interest expense-pay-in-kind            3,957          3,558
   Amortization of deferred
     financing costs                         773            866
                                      ----------     ----------
Income before taxes,
   extraordinary items and
   cumulative effects of
   accounting changes                      4,616          2,767
Taxes on income                            3,730            188
                                      ----------     ----------
Income before extraordinary
   items and cumulative
   effects of accounting changes             886          2,579
Extraordinary charges -
   early retirement of debt,
   net of income tax benefits            (11,749)          (656)
Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions                          (1,199)
Cumulative effect of change in
   accounting for income taxes                          (33,399)
                                      ----------     ----------
Net (loss)                            $  (10,863)    $  (32,675)
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

 Gross profit in the three months ended December 31, 1994 increased to $63.2 million, an increase of 17.1% from the same quarter of fiscal 1994, due to increased revenues, increased purchase discounts and a greater level of price increases from manufacturers resulting in greater opportunities for forward purchasing. As a percentage of revenues, the gross profit margin for the quarter was 5.47% as compared to 5.16% in the prior year, due primarily to increased purchase discounts and a greater level of price increases from manufacturers resulting in greater opportunities for forward purchasing. The Company is not able to predict whether such opportunities and the resulting favorable impact on the results of operations will continue in the future.

 Selling and administrative expenses for the first quarter of fiscal 1995 were $39.6 million compared to $33.0 million for the first quarter of fiscal 1994, an increase of 19.9%. The cost increases reflect inflationary increases and increases in warehouse and delivery expenses which are variable with the level of sales volume as well as start up expenses incurred to open the two new distribution facilities. As a percentage to revenues, selling and administrative expenses increased to 3.42% in the three months ended December 31, 1994 from 3.16% in the 1993 period.

 The decrease in amortization of intangibles in the first quarter of fiscal 1995 was as a result of the write-off of the value of the excess of cost over net assets acquired ("goodwill") which the Company recorded in the quarter ended June 30, 1994.

 Interest expense payable currently for the three months ended December 31, 1994 of $12.6 million increased $1.8 million compared with interest expense payable currently for the three months ended December 31, 1993. The increase is due primarily to higher interest rates on the Company's variable rate borrowings, partially offset by lower average borrowings. In connection with the Receivables Program, the Company expects to enter into interest rate protection contracts with respect to a majority of the variable rate receivable-based certificates. The weighted average interest rate on the Company's variable rate borrowings during the three months ended December 31, 1994 was 9.0% as compared to 6.7% during the three months ended December 31, 1993. Interest expense which is not payable currently (pay-in-kind interest) was $4.0 million for the three months ended December 31, 1994 as compared to $3.6 million for the three months ended December 31, 1993.

 The income tax provision for the three months ended December 31, 1994 was computed on a regular tax basis and based on an estimate of the full year effective tax rate. The extraordinary charge of $15.4 million net of a tax benefit of $3.7 million relates to the amendment of the Credit Agreement and the redemption premium of the 14 1/2% senior subordinated notes and the consequent write-off of unamortized financing fees.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)




Liquidity and Capital Resources

 Historically, the Company's operating results have generated sufficient cash flows which, together with borrowings under the revolving credit facility and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures and interest currently payable on outstanding debt. Future cash flows are expected to be sufficient to fund capital expenditures and interest currently payable over the near term. The primary sources of the Company's working capital and cash operating requirements are cash flows from operations and borrowings under the Receivables Program and the Credit Agreement.

 During the three-month period ended December 31, 1994, the Company's operating activities consumed $160.0 million in cash. The increase of $33.2 million in accounts receivable and the increase of $162.8 million in merchandise inventories offset by the $23.8 million increase in accounts payable accounted for most of the use of funds. The increase in merchandise inventories and accounts payable reflect the timing of seasonal purchases and related payments as well as purchases in anticipation of manufacturer price increases. A portion of the increase in merchandise inventories was the result of the opening of the Springfield, Massachusetts and Portland, Oregon distribution facilities. Operating cash uses during the three-month period ended December 31, 1994 included $5.0 million in interest payments and $1.4 million in income tax payments.

 Capital expenditures required for the Company's business historically have not been substantial. Capital expenditures for the three months ended December 31, 1994 were $3.4 million and relate principally to the opening of the two new distribution centers and additional investment in management information systems. Capital expenditures for the fiscal year ended September 30, 1995 are projected to approximate $9.5 million.

 As a result of the Receivables Program financing in December 1994, borrowings under the Company's revolving credit facility were reduced to $147.0 million at December 31, 1994 (at an average interest rate of 9.0%) from the $175.9 million (at an average interest rate of 8.1%) outstanding at September 30, 1994. Borrowings under the Receivables Program were $202.0 million at December 31, 1994 at an interest rate of 7.05%. In December, 1994, the Company called the senior subordinated notes for redemption. The senior subordinated notes were redeemed on January 12, 1995. At January 31, 1995 borrowings under the Credit Agreement were $344.8 million.

 The Company has become aware that its former Charleston, South Carolina distribution center was previously owned by a fertilizer manufacturer and that there is evidence of residual contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company engaged an environmental consulting firm to conduct a soil survey and initiated a groundwater study during fiscal 1994. The preliminary results of the groundwater study indicate that there is lead in the groundwater at levels requiring further investigation and response. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost of remediation efforts at the Charleston site is estimated to be $4.1 million. Accordingly, a liability of $4.1

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)


Liquidity and Capital Resources (continued)



million was recorded during the third quarter of fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company has notified the appropriate state regulatory agency from whom approval must be received before proceeding with any further tests or with the actual site remediation. The approval process and remediation could take several years to accomplish and the actual costs may differ from the liability which has been recorded. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

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



                              AMERISOURCE HEALTH CORPORATION




                              /s/ Kurt J. Hilzinger
                              -----------------------------
                              Kurt J. Hilzinger
                              Vice President, Chief Financial
                              Officer and Treasurer (Principal
                              Financial Officer)



Date:  April 7, 1995
                              /s/ John A. Kurcik
                              -----------------------------
                              John A. Kurcik
                              Vice President, Controller
                              and Assistant Treasurer
                              (Principal Accounting Officer)