Form 10-Q
period 1995-03-31
AMERISOURCE DISTRIBUTION CORP
filed 1995-05-05
CIK 855042

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED MARCH 31, 1995


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

The number of shares of common stock of AmeriSource Health Corporation outstanding as of March 31, 1995 was: Class A - 702,874; Class B - 11,369,779; Class C - 1,475,000.

                                     INDEX


                        AMERISOURCE HEALTH CORPORATION


PART I.  FINANCIAL INFORMATION
- ------------------------------

      Item 1.     Financial Statements (Unaudited)

                  Consolidated balance sheets -- March 31, 1995 and September 30, 1994

                  Consolidated statements of operations -- Three months ended March 31, 1995 and March 31, 1994

                  Consolidated statements of operations -- Six months ended March 31, 1995 and March 31, 1994

                  Consolidated statements of cash flows -- Six months ended March 31, 1995 and March 31, 1994

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


     Item 6.      Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
- ------------------------------


Item 1.   AmeriSource Health Corporation Financial Statements (Unaudited)
          ---------------------------------------------------



                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                -----------------------------------------------
                            (dollars in thousands)



                                                 March 31,    September 30,
ASSETS                                              1995          1994
- ------                                          ------------  -------------

Current Assets
      Cash                                      $     24,999  $      25,311
      Restricted cash                                 38,098
      Accounts receivable less
        allowance for doubtful
        accounts:  3/95 - $12,539;
        9/94 - $9,370                                286,474        272,281
      Merchandise inventories                        424,121        351,676
      Prepaid expenses and other                       2,945          2,442
                                                ------------  -------------
             Total current assets                    776,637        651,710



Property and Equipment, at cost                       71,049         67,598
         Less accumulated depreciation                28,976         26,416
                                                ------------  -------------
                                                      42,073         41,182


Deferred financing costs and other,
         less accumulated amortization:
         3/95 - $1,904;  9/94 - $7,239                21,629         18,752
                                                ------------  -------------
                                                $    840,339  $     711,644
                                                ============  =============

See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                -----------------------------------------------
                            (dollars in thousands)

                                               March 31,        September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1995               1994
- ------------------------------------         -----------        ------------
Current Liabilities
   Current portion of other debt             $        83        $        133
   Accounts payable                              424,231             449,991
   Accrued expenses                               28,189              27,485
   Accrued income taxes                           13,182              11,488
   Deferred income taxes                          29,258              29,258
                                             -----------        ------------
       Total current liabilities                 494,943             518,355

Long-Term Debt
   Revolving credit facility                     279,525             175,897
   Receivables securitization financing          212,000
   Senior subordinated notes                                         166,134
   Other debt                                      1,332               1,293
   Convertible subordinated debentures               238                 238
   Senior debentures                             152,114             144,013
                                             -----------        ------------
                                                 645,209             487,575

Other Liabilities
   Deferred compensation                             533                 522
   Other                                           5,852               5,918
                                             -----------        ------------
                                                   6,385               6,440

Stockholders' Equity
   Common Stock, $.01 par value:
     Class A (Voting and convertible):
       50,000,000 shares authorized;
         issued 3/95 - 868,591 shares;
                9/94 - 532,143 shares                  8                   5
     Class B (Non-voting and convertible):
       15,000,000 shares authorized;
       12,980,885 shares issued                      130                 130
     Class C (Non-voting and convertible):
        2,000,000 shares authorized;
        1,475,000 shares issued                       15                  15
   Capital in excess of par value                  4,787               4,676
   Retained earnings (deficit)                  (309,300)           (304,984)
   Cost of common stock in treasury               (1,838)               (568)
                                             -----------        ------------
                                                (306,198)           (300,726)
                                             -----------        ------------
                                             $   840,339        $    711,644
                                             ===========        ============


See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                 (dollars in thousands, except per share data)

                                                  Three Months Ended
                                                       March 31,
                                               ------------------------
                                                  1995         1994
                                               -----------  -----------
Revenues                                       $1,206,260   $1,067,112

Costs and expenses
   Cost of goods sold                           1,140,622    1,008,632
   Selling and administrative                      38,536       36,057
   Depreciation                                     1,736        1,489
   Interest                                        14,666       16,833
                                               ----------   ----------
                                                1,195,560    1,063,011



Income before taxes and extraordinary item         10,700        4,101

Taxes on income                                     4,027          279
                                               ----------   ----------
Income before extraordinary item                    6,673        3,822


Extraordinary charge - early retirement of
  debt, net of income tax benefit                    (126)        -
                                               ----------   ----------
       Net income                              $    6,547   $    3,822
                                               ==========   ==========

Earnings per share
  Income before extraordinary item             $      .45          .26
  Extraordinary item                                   -            -
                                               ----------   ----------
       Net income                              $      .45   $      .26
                                               ==========   ==========

See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                 (dollars in thousands, except per share data)

                                                  Six Months Ended
                                                      March 31,
                                               ------------------------
                                                  1995         1994
                                               -----------  -----------
Revenues                                       $2,363,360   $2,112,888

Costs and expenses
   Cost of goods sold                           2,234,485    2,000,409
   Selling and administrative                      78,134       70,467
   Depreciation                                     3,436        3,078
   Interest                                        31,989       32,066
                                               ----------   ----------
                                                2,348,044    2,106,020


Income before taxes, extraordinary items
   and cumulative effects of accounting
   changes                                         15,316        6,868
Taxes on income                                     7,757          467
Income before extraordinary items              ----------   ----------
   and cumulative effects of
   accounting changes                               7,559        6,401


Extraordinary charges - early retirement of
  debt, net of income tax benefits                (11,875)        (656)
Cumulative effect of change in accounting
  for postretirement benefits other than
  pensions                                                      (1,199)
Cumulative effect of change in accounting
  for income taxes                                             (33,399)
                                               ----------   ----------
        Net (loss)                             $   (4,316)  $  (28,853)
                                               ==========   ==========

Earnings (loss) per share
  Income before extraordinary items
    and cumulative effects of
    accounting changes                         $      .51          .44
  Extraordinary items                                (.80)        (.04)
  Cumulative effect of change in accounting
    for postretirement benefits other than
    pensions                                                      (.08)
  Cumulative effect of change in accounting
    for income taxes                                             (2.27)
                                               ----------   ----------
       Net (loss)                              $     (.29)  $    (1.95)
                                               ==========   ==========

See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                             (dollars in thousands)

                                                          Six Months Ended
                                                              March 31
                                                        ----------------------
                                                           1995        1994
                                                        ----------  ----------
OPERATING ACTIVITIES
  Net (loss)                                           $   (4,316)  $ (28,853)
  Adjustments to reconcile net (loss) to
    net cash (used in) operating activities:
      Depreciation                                          3,436       3,078
      Amortization                                          1,298       5,072
      Provision for losses on accounts receivable           3,543       1,617
      (Gain) loss on disposal of property
          and equipment                                       (35)        185
      Deferred income taxes                                  (999)     (2,135)
      Loss on early retirement of debt                     15,552         679
      Cumulative effects of accounting changes                         34,598
      Changes in operating assets and liabilities:
          Restricted cash                                 (38,098)
          Accounts receivable                             (17,736)    (17,090)
          Merchandise inventories                         (72,445)    (10,404)
          Prepaid expenses                                   (503)       (143)
          Accounts payable, accrued expenses and
              income taxes                                (23,362)     (1,660)
          Debentures issued in lieu of payment of
              interest                                      8,101       7,235
      Miscellaneous                                          (911)       (812)
                                                       ----------   ---------
              NET CASH (USED IN)
              OPERATING ACTIVITIES                       (126,475)     (8,633)

INVESTING ACTIVITIES
  Capital expenditures                                     (5,998)     (4,597)
  Proceeds from sales of property and equipment             1,694         119
                                                       ----------   ---------
              NET CASH (USED IN)
              INVESTING ACTIVITIES                         (4,304)     (4,478)

FINANCING ACTIVITIES
  Long-term debt borrowings                             1,053,905     460,195
  Long-term debt repayments                              (914,578)   (446,315)
  Deferred financing costs                                 (7,704)       (147)
  Exercise of stock options                                   114
  Repurchase of stock options                                             (10)
  Purchases of treasury stock                              (1,270)        (15)
                                                       ----------   ---------
              NET CASH PROVIDED BY
              FINANCING ACTIVITIES                        130,467      13,708
                                                       ----------   ---------

(Decrease) increase in cash                                  (312)        597
Cash at beginning of period                                25,311      27,136
                                                       ----------   ---------
CASH AT END OF PERIOD                                  $   24,999   $  27,733
                                                       ==========   =========


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1995, the results of operations for the three and six months ended March 31, 1995 and 1994 and the cash flows for the six months ended March 31, 1995 and 1994 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

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

the Receivables Program, the Company may select an interest rate equal to the federal funds rate plus 125 basis points. The interest rates for the Certificates are subject to the following step-ups: (i) with respect to the ABR tranche (based on the higher of the prime rate or federal funds rate plus 50 basis points), an additional 50 basis points beginning one year after the closing date (December 13, 1994) and (ii) with respect to the LIBOR tranche, an additional 12 1/2 basis points beginning six months after the closing date, an additional 12 1/2 basis points beginning nine months after the closing date, and an additional 75 basis points beginning one year after the closing date. Pursuant to the Receivables Program, on December 13, 1994, the Company sold $305 million in Receivables to ARC in exchange for cash of $201 million and a subordinated note. ARC in turn transferred the Receivables to the master trust for the Certificates and a residual interest in the master trust. The Company has accounted for the transactions contemplated by the terms of the Receivables Purchase Agreement as a sale of Receivables from AmeriSource to ARC and as a financing transaction by ARC on the Company's consolidated financial statements. The Certificates represent fractional undivided interests in the Receivables and other assets of the master trust, and do not otherwise represent recourse obligations of the Company. The assets and liabilities of the master trust have been consolidated with the Company at March 31, 1995. According to its terms, the Receivables Program is expected to liquidate beginning in October 1999, whereupon the payment of the then-outstanding principal of the Certificates will commence. The Certificates are also subject to early liquidation upon the occurrence of certain events. In the event of a liquidation, losses on Receivables will first be absorbed by the residual certificate held by ARC and collections on Receivables will first be allocated to make payments of outstanding principal of the Certificates in accordance with their ratable interests in the assets of the master trust, after giving effect to the allocation of losses to the residual interest. Fees of $1.5 million incurred through March 31, 1995 in connection with establishing the Receivables Program have been deferred and are being amortized on a straight-line basis over five years. Interest expense on the Certificates during the six months ended March 31, 1995 was $4.4 million. Certificates outstanding under the ABR tranche were $12.0 million (at an interest rate of 9.0%) and under the LIBOR tranche were $200.0 million (at an interest rate of 6.6%), respectively, at March 31, 1995. Restricted cash of $38,098,000 at March 31, 1995, represents amounts temporarily deposited in the master trust from collections on the Receivables, which are designated for specific purposes pursuant to the Receivables Program.

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

Contemporaneously with the consummation of the Receivables Program and the execution of the Amended and Restated Credit Agreement, the Company redeemed all of the outstanding 14 1/2% senior subordinated notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date of January 12, 1995. In connection with the amendment of the Credit Agreement and the redemption of the 14 1/2% senior subordinated notes, the Company recorded an extraordinary charge of $11.9 million during the six months ended March 31, 1995 relating to the write-off of unamortized financing fees and premiums paid on the redemption of the 14 1/2% senior subordinated notes, net of tax benefits.

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

In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in fourteen civil actions filed by independent retail pharmacies in the United States District Court for the Southern District of New York, and in all cases plaintiffs have established these lawsuits, along with several other suits to which the Company is not a party, as a class action. In essence, these lawsuits claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to plaintiffs and class members for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that allegedly were not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. These actions have been transferred to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. In March 1995, the Company was named as a defendant, along with several other wholesale distributors and pharmaceutical manufacturers, in an additional civil action filed by independent retail pharmacies in the United States District Court for the Eastern District of Arkansas. Effective October 26, 1994, the Company entered into a Judgment Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgment is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims that it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. Plaintiffs filed a motion to declare the Judgment Sharing Agreement unenforceable. The Company, together with the other parties to Judgment Sharing Agreement, filed a memorandum against the plaintiffs' motion. On April 10, 1995, the Judgment Sharing Agreement was upheld by the court. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

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

At March 31, 1995, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

Note 5  -  Earnings Per Share

For the three months ended March 31, 1995 and March 31, 1994, earnings (loss) per share are based on 14,780,238 and 14,750,000 shares, respectively, and for the six months ended March 31, 1995 and March 31, 1994, 14,764,953 and 14,750,000 shares, respectively (all share data are adjusted for the 2.95-for-1 stock split as discussed in Note 6), representing the weighted average number of shares of all classes of Health's common stock outstanding during those periods including the effect of stock options. Substantially all of the options outstanding will be satisfied with shares purchased or to be purchased from VPI at $.34 per share, pursuant to a prior agreement.

Note 6 - Subsequent Events

In April 1995, the Company completed an initial public offering with the issuance of 7,590,000 common shares at $21.00 per share. The Company's shares are traded on the NASDAQ National Market System under the stock symbol "ASHC." The net cash proceeds to the Company were $148.4 million and will be applied to fund the redemption in May, 1995 of one-half of the 11 1/4% senior debentures outstanding for 110% of the principal amount plus accrued interest through date of redemption (approximately $84.4 million) which will result in an extraordinary charge of $9.8 million. The balance of the net proceeds will be used to pay down the Company's revolving credit facility. On a pro forma basis, income before extraordinary items for the three months and six months ended March 31, 1995 was $8.7 million and $14.1 million, respectively. Pro forma earnings per share before extraordinary items were $.39 for the three months ended March 31, 1995 and $.63 for the six months ended March 31, 1995. The pro forma information represents the historical data as adjusted to reflect the reduction in interest expense from the debt refinancings which occurred in December 1994 and the initial public offering in April 1995, as if these transactions had occurred at the beginning of fiscal 1995. Prior to the sale of common stock in the public offering, AmeriSource Distribution Corporation amended its certificate of incorporation to change its corporate name to AmeriSource Health Corporation.

In conjunction with the sale of common stock, the Company authorized a 2.95-for-1 stock split. All references to earnings per share and share data in the financial statements have been restated to give effect to the stock split. In conjunction with the public offering described above, the Company anticipates that the Company will issue 2,571,478 shares of common stock upon the exercise of the options issued under the Distribution Plan and the 1991 Option Plan which expire 90 days after the closing of the offering. Also pursuant to a prior agreement, the Company expects to repurchase 1,338,894 shares of common stock from VPI upon the exercise of the Distribution Plan and the 1991 Option Plan at a price of $.34 per share. The Company adopted the 1995 Option Plan and the Directors Plan which will provide for the granting over time of stock options to acquire shares of Class A Common Stock. In conjunction with the offering, the Company eliminated all authorized shares of preferred stock, increased the authorized number of shares of Class A Common Stock and decreased the authorized number of shares of Class B Common Stock. As a result of the public offering, the borrowing rate under the Credit Agreement will be reduced by 50 basis points to LIBOR plus 175 basis points beginning in May, 1995.

In April 1995 the Company refinanced the Receivables Program through the issuance of (i) $175 million of Floating Rate Class A Trade Receivables Participation Certificates ("Class A Certificates") and (ii) $35 million of Floating Rate Class B Trade Receivables Participation Certificates ("Class B Certificates"), which represent fractional undivided interests in the Receivables and other assets of the master trust. The Class A Certificates bear interest at one month LIBOR plus .35% and the Class B Certificates, which are subordinated to the Class A Certificates, bear interest at one month LIBOR plus .70%. The Company has entered into two-year interest rate cap agreements, expiring in May, 1997, which specify that the one month LIBOR base rate will not be greater than 7.50% with respect to $175 million of Class A Certificate borrowings under the Receivable Program. In addition, the Company issued Floating Rate Revolving Principal Trade Receivables Participation Certificates ("Revolving Certificates"), pursuant to which investors may purchase up to $75 million of interests in the master trust, which Certificates will bear interest, at the Company's option, at either LIBOR plus .35% or the federal funds rate plus 1.00%. The Revolving Certificates will rank pari passu in right of payment with the Class A Certificates. The expected final payment date of amounts outstanding under the Receivables Program will be March 15, 2000, but earlier termination could occur upon the occurrence of certain defined events.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             Results of Operations
                             ---------------------
                             (dollars in thousands)

                                      3 Months       3 Months        6 Months       6 Months
                                        Ended          Ended           Ended          Ended
                                      March 31,      March 31,       March 31,      March 31,
                                        1995           1994            1995           1994
                                    -------------  -------------   -------------  -------------

Revenues                              $1,206,260     $1,067,112      $2,363,360    $2,112,888
Cost of goods sold                     1,140,622      1,008,632       2,234,485     2,000,409
                                      ----------     ----------      ----------    ----------
   Gross profit                           65,638         58,480         128,875       112,479
Operating expenses:
   Selling and administrative             38,536         34,692          78,134        67,726
   Depreciation                            1,736          1,489           3,436         3,078
   Amortization of intangibles                            1,365                         2,741
                                      ----------     ----------      ----------    ----------
Operating income                          25,366         20,934          47,305        38,934
   Interest expense-in cash               10,077         11,691          22,670        22,500
   Interest expense-pay-in-kind            4,144          3,677           8,101         7,235
   Amortization of deferred
     financing costs                         445          1,465           1,218         2,331
                                      ----------     ----------      ----------    ----------
Income before taxes,
   extraordinary items and
   cumulative effects of
   accounting changes                     10,700          4,101          15,316         6,868
Taxes on income                            4,027            279           7,757           467
                                      ----------     ----------      ----------    ----------
Income before extraordinary
   items and cumulative
   effects of accounting changes           6,673          3,822           7,559         6,401
Extraordinary charges -
   early retirement of debt,
   net of income tax benefits               (126)                       (11,875)         (656)
Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions                                                        (1,199)
Cumulative effect of change in
   accounting for income taxes                                                        (33,399)
                                      ----------     ----------      ----------    ----------
Net income (loss)                     $    6,547     $    3,822      $   (4,316)   $  (28,853)
                                      ==========     ==========      ==========    ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



 Revenues for the three months ended March 31, 1995 were $1.2 billion, an increase of $139.1 million or 13.0% versus fiscal 1994. For the six months ended March 31, 1995, revenues were $2.4 billion, an increase of $250.5 million or 11.9% over the $2.1 billion reported for the six months ended March 31, 1994. Revenue gains were achieved among all customer groups on a year to year comparative basis, with the most significant increases in the hospital customer group, where revenues increased 14.3% for the six months ended March 31, 1995 in comparison to the prior year period. During the six months ended March 31, 1995, sales to hospitals accounted for 46% of total revenues, while sales to independent drug stores represented 33% and sales to chain drug stores, 21% of the total.

 Gross profit of $65.6 million in the second quarter of fiscal 1995 increased by 12.2% over 1994, due to the increase in revenues. As a percentage of revenues, the gross profit margin for the second quarter was 5.44% as compared to 5.48% in the prior year. For the six months ended March 31, 1995, the gross profit margin percentage was 5.45% versus 5.32% in 1994. The improvement in the margin on a year to date comparative basis was due primarily to increased purchase discounts and a greater level of price increases from manufacturers resulting in greater opportunities for forward purchasing. The Company is not able to predict whether such opportunities and the resulting favorable impact on the results of operations will continue in the future.

Selling and administrative expenses for the second quarter of fiscal 1995 were $38.5 million compared to $34.7 million for the second quarter of fiscal 1994, an increase of 11.1%. For the first six months of fiscal 1995, selling and administrative expenses were $78.1 million, an increase of 15.4% over the prior year. The cost increases reflect inflationary increases and increases in warehouse and delivery expenses which are variable with the level of sales volume as well as new business development expenses and start up expenses incurred to open two new distribution facilities. As a percentage to revenues, selling and administrative expenses increased to 3.31% in the six months ended March 31, 1995 from 3.21% in the 1994 period.

 The decrease in amortization of intangibles in the second quarter and six months of fiscal 1995 was as a result of the write-off of the value of the excess of cost over net assets acquired ("goodwill") which the Company recorded in the quarter ended June 30, 1994.

 Interest expense which is payable currently (cash interest) was $10.1 million in the second quarter of fiscal 1995, a decrease of 13.8% when compared to the second quarter of fiscal 1994. The decrease in fiscal 1995 was due to the redemption, in January 1995, of the $166.1 million of 14 1/2% senior subordinated notes. Average borrowings (excluding borrowings for which the payment of interest is deferred) were $522 million during the three months ended March 31, 1995 versus $471 million in 1994. Interest expense payable currently during the six months ended March 31, 1995 was $22.7 million on average borrowings of $474 million, as compared to $22.5 million on average borrowings of $458 million in 1994. Interest expense which is not payable currently (pay-in-kind interest) was $8.1 million for the six months ended March 31, 1995 as compared to $7.2 million for the six months ended March 31, 1994.

 The income tax provision for the six months ended March 31, 1995 was computed based on an estimate of the full year effective tax rate. The extraordinary charge of $15.6 million net of a tax benefit of $3.7 million relates to the amendment of the Credit Agreement and the redemption premium of the 14 1/2% senior subordinated notes and the consequent write-off of unamortized financing fees.

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

 During the six-month period ended March 31, 1995, the Company's operating activities consumed $126.5 million in cash. The increases of $38.1 million in restricted cash, $17.7 million in accounts receivable and $72.4 million in merchandise inventories and the $25.8 million decrease in accounts payable accounted for most of the use of funds. A portion of the increase in merchandise inventories was the result of the opening of the Springfield, Massachusetts and Portland, Oregon distribution facilities. Operating cash uses during the six-month period ended March 31, 1995 included $22.5 million in interest payments and $2.8 million in income tax payments.

 Capital expenditures required for the Company's business historically have not been substantial. Capital expenditures for the six months ended March 31, 1995 were $6.0 million and relate principally to the opening of the two new distribution centers, additional investments in management information systems and warehouse improvements. Capital expenditures for the fiscal year ended September 30, 1995 are projected to approximate $9.5 million.

 Cash used in investing activities during the six months ended March 31, 1995 included $176.2 million in payments associated with the redemption of the 14 1/2% senior subordinated notes in January 1995 and $7.7 million in fees connected with the refinancing of the revolving credit facility and the Receivables Program financing. At March 31, 1995, borrowings under the Company's $380 million revolving credit facility were $279.5 million (at an average interest rate of 9.0%) and borrowings under the Receivables Program financing were $212.0 million (at an average interest rate of 6.8%).

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

 In December 1994, the Company sold substantially all of its Receivables to ARC, pursuant to the Receivables Program. Pursuant to the Receivables Program, ARC will continuously transfer Receivables to a master trust in exchange for, among other things, Certificates representing a right to receive a variable principal amount. The debt outstanding pursuant to the Receivable Program was refinanced in April 1995 at lower interest rates. Contemporaneous with the consummation of the Receivables Program, the Company amended its existing Credit Agreement with its senior lenders and redeemed in January 1995 all of the outstanding 14 1/2% senior subordinated notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date. In April 1995, the Company completed an initial public offering with the issuance of 7,590,000 common shares at $21.00 per share, the net proceeds of which (approximately $148.4 million) will be used to redeem in May, 1995 one-half of the 11 1/4% senior debentures outstanding for 110% of the principal amount plus accrued interest through the date of redemption (approximately $84.4 million) and to pay down the Company's revolving credit facility. As a result of the public offering, the borrowing rate under the Credit Agreement will be reduced by 50 basis points to LIBOR plus 175 basis points beginning in May, 1995.

PART II.  OTHER INFORMATION
- ---------------------------



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a) Exhibits: No exhibits are filed as part of this report.
          --------

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during
          -------------------
                               the quarter ended March 31, 1995.