Form 10-Q
period 1995-06-30
AMERISOURCE DISTRIBUTION CORP
filed 1995-08-09
CIK 855042

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED JUNE 30, 1995


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

The number of shares of common stock of AmeriSource Health Corporation outstanding as of June 30, 1995 was: Class A - 10,634,271; Class B - 10,030,880; Class C - 1,474,985.

                                     INDEX


                        AMERISOURCE HEALTH CORPORATION


PART I.  FINANCIAL INFORMATION
------------------------------

      Item 1.     Financial Statements (Unaudited)

                  Consolidated balance sheets -- June 30, 1995 and September 30, 1994

                  Consolidated statements of operations -- Three months ended June 30, 1995 and June 30, 1994

                  Consolidated statements of operations -- Nine months ended June 30, 1995 and June 30, 1994

                  Consolidated statements of cash flows -- Nine months ended June 30, 1995 and June 30, 1994

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  OTHER INFORMATION
---------------------------


     Item 6.      Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
------------------------------


Item 1.   AmeriSource Health Corporation Financial Statements (Unaudited)
          ---------------------------------------------------



                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                -----------------------------------------------
                            (dollars in thousands)




                                                  June 30,    September 30,
ASSETS                                              1995          1994
------                                          ------------  -------------

Current Assets
      Cash and cash equivalents                 $     23,983  $      25,311
      Restricted cash                                 35,118
      Accounts receivable less
        allowance for doubtful
        accounts:  6/95 - $12,491;
        9/94 - $9,370                                276,122        272,281
      Merchandise inventories                        438,664        351,676
      Prepaid expenses and other                       4,493          2,442
                                                ------------  -------------
             Total current assets                    778,380        651,710



Property and Equipment, at cost                       73,061         67,598
         Less accumulated depreciation                30,301         26,416
                                                ------------  -------------
                                                      42,760         41,182


Deferred financing costs and other,
         less accumulated amortization:
         6/95 - $2,150;  9/94 - $7,239                23,054         18,752
                                                ------------  -------------
                                                $    844,194  $     711,644
                                                ============  =============

See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                -----------------------------------------------
                            (dollars in thousands)

                                               June 30,         September 30,
LIABILITIES AND STOCKHOLDERS' EQUITY             1995               1994
------------------------------------         -----------        ------------
Current Liabilities
   Current portion of other debt             $        64        $        133
   Accounts payable                              507,493             449,991
   Accrued expenses                               24,779              27,485
   Accrued income taxes                            8,189              11,488
   Deferred income taxes                          29,258              29,258
                                             -----------        ------------
       Total current liabilities                 569,783             518,355

Long-Term Debt
   Revolving credit facility                     130,000             175,897
   Receivables securitization financing          209,834
   Senior subordinated notes                                         166,134
   Other debt                                      1,358               1,293
   Convertible subordinated debentures               238                 238
   Senior debentures                              74,293             144,013
                                             -----------        ------------
                                                 415,723             487,575

Other Liabilities
   Deferred compensation                             534                 522
   Other                                           5,844               5,918
                                             -----------        ------------
                                                   6,378               6,440

Stockholders' Equity
   Common Stock, $.01 par value:
     Class A (Voting and convertible):
       50,000,000 shares authorized;
         issued 6/95 - 10,968,108 shares;
                9/94 - 532,143 shares                109                   5
     Class B (Non-voting and convertible):
       15,000,000 shares authorized;
       12,980,885 shares issued                      130                 130
     Class C (Non-voting and convertible):
        2,000,000 shares authorized;
         issued 6/95 - 1,474,985 shares;
                9/94 - 1,475,000 shares               15                  15
   Capital in excess of par value                163,461               4,676
   Retained earnings (deficit)                  (305,582)           (304,984)
   Cost of common stock in treasury               (5,823)               (568)
                                             -----------        ------------
                                                (147,690)           (300,726)
                                             -----------        ------------
                                             $   844,194        $    711,644
                                             ===========        ============


See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                 (dollars in thousands, except per share data)

                                                  Three Months Ended
                                                       June 30,
                                               ------------------------
                                                  1995         1994
                                               -----------  -----------
Revenues                                       $1,186,697   $1,079,302

Costs and expenses
   Cost of goods sold                           1,121,188    1,021,847
   Selling and administrative                      40,014       36,032
   Environmental remediation                                     4,075
   Depreciation                                     1,811        1,620
   Write-off of excess of cost over net
     assets acquired                                           179,824
   Interest                                        10,581       15,465
                                               ----------   ----------
                                                1,173,594    1,258,863



Income (loss) before taxes and extraordinary
  item                                             13,103     (179,561)

Taxes on income                                     3,223          496
                                               ----------   ----------
Income (loss) before extraordinary item             9,880     (180,057)


Extraordinary charge - early retirement of
  debt, net of income tax benefit                  (6,162)        -
                                               ----------   ----------
       Net income (loss)                       $    3,718   $ (180,057)
                                               ==========   ==========

Earnings (loss) per share
  Income (loss) before extraordinary item      $      .46   $   (12.21)
  Extraordinary item                                 (.29)        -
                                               ----------   ----------
       Net income (loss)                       $      .17   $   (12.21)
                                               ==========   ==========

See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                -----------------------------------------------
                 (dollars in thousands, except per share data)

                                                  Nine Months Ended
                                                      June 30,
                                               ------------------------
                                                  1995         1994
                                               -----------  -----------
Revenues                                       $3,550,057   $3,192,190

Costs and expenses
   Cost of goods sold                           3,355,673    3,022,256
   Selling and administrative                     118,148      106,499
   Environmental remediation                                     4,075
   Depreciation                                     5,247        4,698
   Write-off of excess of cost over net
     assets acquired                                           179,824
   Interest                                        42,570       47,531
                                               ----------   ----------
                                                3,521,638    3,364,883


Income (loss) before taxes, extraordinary
   items and cumulative effects of accounting
   changes                                         28,419     (172,693)
Taxes on income                                    10,980          963
Income (loss) before extraordinary items       ----------   ----------
   and cumulative effects of
   accounting changes                              17,439     (173,656)


Extraordinary charges - early retirement of
  debt, net of income tax benefits                (18,037)        (656)
Cumulative effect of change in accounting
  for postretirement benefits other than
  pensions                                                      (1,199)
Cumulative effect of change in accounting
  for income taxes                                             (33,399)
                                               ----------   ----------
        Net (loss)                             $     (598)  $ (208,910)
                                               ==========   ==========

Earnings (loss) per share
  Income (loss) before extraordinary items
    and cumulative effects of
    accounting changes                         $     1.02   $   (11.77)
  Extraordinary items                               (1.06)        (.04)
  Cumulative effect of change in accounting
    for postretirement benefits other than
    pensions                                                      (.08)
  Cumulative effect of change in accounting
    for income taxes                                             (2.27)
                                               ----------   ----------
       Net (loss)                              $     (.04)  $   (14.16)
                                               ==========   ==========

See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------
                             (dollars in thousands)

                                                          Nine Months Ended
                                                               June 30,
                                                        ----------------------
                                                           1995        1994
                                                        ----------  ----------
OPERATING ACTIVITIES
  Net (loss)                                           $     (598)  $(208,910)
  Adjustments to reconcile net (loss) to
    net cash (used in) provided by operating
    activities:
      Depreciation                                          5,247       4,698
      Amortization                                          1,967       7,304
      Write-off of excess of cost over net assets
        acquired                                                      179,824
      Provision for losses on accounts receivable           4,098       2,207
      (Gain) loss on disposal of property
          and equipment                                       (61)        151
      Deferred income taxes                                (1,009)     (3,641)
      Loss on early retirement of debt                     25,190         679
      Cumulative effects of accounting changes                         34,598
      Changes in operating assets and liabilities:
          Restricted cash                                 (35,118)
          Accounts receivable                              (7,858)    (33,218)
          Merchandise inventories                         (86,947)    (15,705)
          Prepaid expenses                                 (2,051)       (141)
          Accounts payable, accrued expenses and
              income taxes                                 61,643      37,617
          Debentures issued in lieu of payment of
              interest                                      4,572      10,981
          Other long-term liabilities                                   4,075
      Miscellaneous                                        (1,973)     (2,873)
                                                       ----------   ---------
              NET CASH (USED IN) PROVIDED BY
              OPERATING ACTIVITIES                        (32,898)     17,646

INVESTING ACTIVITIES
  Capital expenditures                                     (9,064)     (5,886)
  Proceeds from sales of property and equipment             1,806         380
  Cost of companies acquired                                 (500)
                                                       ----------   ---------
              NET CASH (USED IN)
              INVESTING ACTIVITIES                         (7,758)     (5,506)

FINANCING ACTIVITIES
  Long-term debt borrowings                             1,511,354     662,075
  Long-term debt repayments                            (1,605,474)   (677,057)
  Net proceeds from initial public offering               148,194
  Deferred financing costs                                (10,040)       (659)
  Exercise of stock options                                   549
  Repurchase of stock options                                             (10)
  Purchases of treasury stock                              (5,255)        (15)
                                                       ----------   ---------
          NET CASH PROVIDED BY (USED IN) FINANCING
          ACTIVITIES                                       39,328     (15,666)
                                                       ----------   ---------

(Decrease) in cash and cash equivalents                    (1,328)     (3,526)
Cash and cash equivalents at beginning of period           25,311      27,136
                                                       ----------   ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   23,983   $  23,610
                                                       ==========   =========

See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 1   -  Basis of Presentation

The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmeriSource Health Corporation ("Health"), formerly AmeriSource Distribution Corporation, and its wholly-owned subsidiary AmeriSource Corporation (collectively, the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1995, the results of operations for the three and nine months ended June 30, 1995 and 1994 and the cash flows for the nine months ended June 30, 1995 and 1994 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

The Company's (loss) per share and share data in the financial statements have been retroactively restated to reflect the effect of the 2.95-for-1 stock split declared in connection with the public offering by the Company of its Common Stock discussed in Note 6.

Note 2  -  Indebtedness and Financial Arrangements

In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special purpose wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates"). Contemporaneously, Certificates in an aggregate principal amount of up to $230 million face amount were sold to investors. During the term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



Note 2  -  Indebtedness and Financial Arrangements (continued)

Pursuant to the Receivables Program, on December 13, 1994, the Company sold $305 million in Receivables to ARC in exchange for cash of $201 million and a subordinated note. ARC in turn transferred the Receivables to the master trust for the Certificates and a residual interest in the master trust. The Company has accounted for the transactions pursuant to the terms of the Receivables Purchase Agreement as a sale of Receivables from AmeriSource to ARC and as a financing transaction by ARC on the Company's consolidated financial statements. The assets and liabilities of the master trust have been consolidated with the Company at June 30, 1995. In April 1995 the Company refinanced the Receivables Program through the issuance of (i) $175 million of Floating Rate Class A Trade Receivables Participation Certificates ("Class A Certificates") and (ii) $35 million of Floating Rate Class B Trade Receivables Participation Certificates ("Class B Certificates"), which represent fractional undivided interests in the Receivables and other assets of the master trust. The Class A Certificates bear interest at one month LIBOR plus .35% and the Class B Certificates, which are subordinated to the Class A Certificates, bear interest at one month LIBOR plus
 .70%. The Company has entered into two-year interest rate cap agreements, expiring in May, 1997 which specify that the one month LIBOR base rate will not be greater than 7.50% with respect to $175 million of Class A Certificate borrowings under the Receivables Program. In addition, the Company issued Floating Rate Revolving Principal Trade Receivables Participation Certificates ("Revolving Certificates"), pursuant to which investors may purchase up to $75 million of interests in the master trust, which Certificates will bear interest, at the Company's option, at either LIBOR plus .35% or the federal funds rate plus 1.00%. The Revolving Certificates will rank pari passu in right of payment with the Class A Certificates. The expected final payment date of amounts outstanding under the Receivables Program will be March 15, 2000, but earlier termination could occur upon the occurrence of certain defined events. In the event of a liquidation, losses on Receivables will first be absorbed by the residual certificate held by ARC and collections on Receivables will first be allocated to make payments of outstanding principal of the Certificates in accordance with their ratable interests in the assets of the master trust, after giving effect to the allocation of losses to the residual interest. Fees of $4.5 million incurred through June 30, 1995 in connection with establishing the Receivables Program have been deferred and are being amortized on a straight-line basis over five years. Interest expense on the Certificates during the nine months ended June 30, 1995 was $8.2 million. Class A Certificates of $175 million principal amount (at an interest rate of 6.4%) and Class B Certificates of $35 million principal amount (at an interest rate of 6.8%) were outstanding under the Receivable Program at June 30, 1995. Restricted cash of $35,118,000 at June 30, 1995, represents amounts temporarily deposited in the master trust from collections on the Receivables, which are designated for specific purposes pursuant to the Receivables Program.

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

Contemporaneously with the consummation of the Receivables Program and the execution of the Amended and Restated Credit Agreement, the Company redeemed all of the outstanding 14 1/2% senior subordinated notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date of January 12, 1995. In connection with the amendment of the Credit Agreement and the redemption of the 14 1/2% senior subordinated notes, the Company recorded an extraordinary charge of $11.9 million during the nine months ended June 30, 1995 relating to the write-off of unamortized financing fees and premiums paid on the redemption of the 14 1/2% senior subordinated notes, net of tax benefits. In conjunction with the initial public offering (see Note 6), the Company, in May, 1995, redeemed one-half of the 11 1/4% senior debentures outstanding for 110% of the principal amount plus accrued interest through the date of redemption (approximately $84.4 million), which resulted in an extraordinary charge, net of tax benefits, of $6.2 million. The balance of the net proceeds from the public offering were used to pay down the Company's revolving credit facility. As a result of the public offering, the borrowing rate under the Credit Agreement was reduced by 50 basis points to LIBOR plus 175 basis points beginning in May, 1995.

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

The Company has received notices from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Company's taxable years 1987 through 1991. The notices indicate an aggregate increase in net taxable income for these years of approximately $24 million and relate principally to the

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Note 4 - Legal Matters and Contingencies (continued)

deductibility of costs incurred with respect to the leveraged buyout transaction which occurred in 1988. The Company has analyzed these matters with tax counsel and believes it has meritorious defenses to the deficiencies asserted by the Internal Revenue Service. The Company will contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that any amounts assessed will not have a material effect on the financial statements of the Company.

At June 30, 1995, there were contingent liabilities with respect to taxes, guarantees of borrowings by certain customers, lawsuits and environmental and other matters occurring in the ordinary course of business. On the basis of information furnished by counsel and others, management believes that none of these contingencies will materially affect the Company.

Note 5  -  Earnings Per Share

For the three months ended June 30, 1995 and June 30, 1994, earnings (loss) per share are based on 21,510,479 and 14,750,000 shares, respectively, and for the nine months ended June 30, 1995 and June 30, 1994, 17,013,461 and
14,750,000 shares, respectively (share data prior to April 1995 are adjusted for the 2.95-for-1 stock split as discussed in Note 6), representing the weighted average number of shares of all classes of Health's common stock outstanding during those periods including the effect of stock options.

Note 6 -  Common Stock Offering

In April 1995, the Company completed an initial public offering with the issuance of 7,590,000 common shares at $21.00 per share. The Company's shares are traded on the NASDAQ National Market System under the stock symbol "ASHC." The net cash proceeds to the Company were $148.2 million and were used to reduce the Company's outstanding indebtedness (see Note 2). On a pro forma basis, income before extraordinary items for the three months and nine months ended June 30, 1995 was $10.4 million and $24.4 million, respectively. Pro forma earnings per share before extraordinary items were $.47 for the three months ended June 30, 1995 and $1.10 for the nine months ended June 30, 1995. The pro forma information represents the historical data as adjusted to reflect the reduction in interest expense from the debt refinancings which occurred in December 1994 and the initial public offering in April 1995, as if these transactions had occurred at the beginning of fiscal 1995. Prior to the sale of common stock in the public offering, AmeriSource Distribution Corporation amended its certificate of incorporation to change its corporate name to AmeriSource Health Corporation.

In conjunction with the sale of common stock, the Company authorized a 2.95-for-1 stock split. All references to earnings per share and share data in the financial statements have been restated to give effect to the stock split. In conjunction with the public offering described above, the Company issued 2,509,524 shares of common stock upon the exercise of the options outstanding under the Distribution Plan and the 1991 Option Plan. Also pursuant to a prior agreement, the Company repurchased 1,338,894 shares of common stock from VPI upon the exercise of the Distribution Plan and the 1991 Option Plan options at a price of $.34 per share. The Company adopted the 1995 Option Plan and the Directors Plan which will provide for the granting over time of stock options to acquire shares of Class A Common Stock. In conjunction with the offering, the Company eliminated all authorized shares of preferred stock, increased the authorized number of shares of Class A Common Stock and decreased the authorized number of shares of Class B Common Stock.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                             Results of Operations
                             ---------------------
                             (dollars in thousands)


                                      3 Months       3 Months        9 Months       9 Months
                                        Ended          Ended           Ended          Ended
                                       June 30,       June 30,        June 30,       June 30,
                                        1995           1994            1995           1994
                                    -------------  -------------   -------------  -------------
Revenues                              $1,186,697     $1,079,302      $3,550,057    $3,192,190
Cost of goods sold                     1,121,188      1,021,847       3,355,673     3,022,256
                                      ----------     ----------      ----------    ----------
   Gross profit                           65,509         57,455         194,384       169,934
Operating expenses:
   Selling and administrative             40,014         34,667         118,148       102,393
   Environmental remediation                              4,075                         4,075
   Depreciation                            1,811          1,620           5,247         4,698
   Amortization of intangibles                            1,365                         4,106
   Write-off of excess of cost over
     net assets acquired                                179,824                       179,824
                                      ----------     ----------      ----------    ----------
Operating income                          23,684       (164,096)         70,989      (125,162)
   Interest expense                        9,964         14,598          40,735        44,333
   Amortization of deferred
     financing costs                         617            867           1,835         3,198
                                      ----------     ----------      ----------    ----------
Income (loss) before taxes,
   extraordinary items and
   cumulative effects of
   accounting changes                     13,103       (179,561)         28,419      (172,693)
Taxes on income                            3,223            496          10,980           963
                                      ----------     ----------      ----------    ----------
Income (loss) before extraordinary
   items and cumulative
   effects of accounting changes           9,880       (180,057)         17,439      (173,656)
Extraordinary charges -
   early retirement of debt,
   net of income tax benefits             (6,162)                       (18,037)         (656)
Cumulative effect of change in
   accounting for postretirement
   benefits other than pensions                                                        (1,199)
Cumulative effect of change in
   accounting for income taxes                                                        (33,399)
                                      ----------     ----------      ----------    ----------
Net income (loss)                     $    3,718     $ (180,057)    $     (598)   $ (208,910)
                                      ==========     ==========      ==========    ==========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------
                                  (Continued)



 Revenues in the third quarter of fiscal 1995 increased 10% to $1.2 billion from $1.1 billion in fiscal 1994. For the nine months ended June 30, 1995, revenues were $3.6 billion, an increase of 11% over the $3.2 billion reported for the nine months ended June 30, 1994. The year-to-year revenue gains reflect increases across all customer groups and the impact of the Company's expansion into new geographic markets, especially in the northeastern and western United States. During the nine months ended June 30, 1995, sales to hospitals increased 12%, sales to independent drug store customers increased 12% and sales to the chain drug store customer group increased 8%, as compared with the prior fiscal year. During the nine months ended June 30, 1995, sales to hospitals accounted for 46% of total revenues, while sales to independent drug stores represented 34% and sales to chain drug stores, 20% of the total.

 Gross profit of $65.5 million in the third quarter of fiscal 1995 increased by 14.0% over 1994, due to the increase in revenues. As a percentage of revenues, the gross profit margin for the third quarter was 5.52% as compared to 5.32% in the prior year. For the nine months ended June 30, 1995, the gross profit margin percentage was 5.48% versus 5.32% in 1994. The improvement in the margin on a year to date comparative basis was due primarily to increased purchase discounts and a greater level of price increases from manufacturers resulting in greater opportunities for forward purchasing as well as increased sales of generic products with higher than average gross profit margins. The Company is not able to predict whether such opportunities and the resulting favorable impact on the results of operations will continue in the future.

 Selling and administrative expenses increased by $5.3 million, or 15%, in the third quarter of fiscal 1995 compared with the prior year, and as a percentage of revenues, represent 3.37% in 1995 versus 3.21% in 1994. The increase in 1995 is due primarily to increases in warehouse and delivery expenses relating to the volume increases, expenses associated with new distribution facilities opened in Springfield, Massachusetts, Portland, Oregon and Sacramento, California and development expenses of value-added programs. For the nine months ended June 30, 1995, selling and administrative expenses were $118.1 million, an increase of 15% over the prior year. As a percentage to revenues, selling and administrative expenses increased to 3.32% in the nine months ended June 30, 1995 from 3.21% in the 1994 period.

 The decrease in amortization of intangibles in the third quarter and nine months of fiscal 1995 was as a result of the write-off of the value of the excess of cost over net assets acquired ("goodwill") which the Company recorded in the quarter ended June 30, 1994.

 Interest expense (excluding the amortization of deferred financing costs) for the three months ended June 30, 1995 was $10.0 million, a decrease of $4.6 million, or 32%, as compared with the three months ended June 30, 1994. The decrease was due to the redemption, in January 1995, of the $166.1 million of 14 1/2% senior subordinated notes, the redemption, in May 1995, of $74.3 million of 11 1/4% senior debentures and the lower average interest rates due to the implementation of the Receivables Program. Average borrowings were $463 million during the three months ended June 30, 1995 versus $553 million in 1994. Interest expense (excluding the amortization of deferred financing costs) during the nine months ended June 30, 1995 was $40.7 million on average borrowings of $566 million, as compared to $44.3 million on average borrowings of $576 million in 1994.

 The income tax provision for the nine months ended June 30, 1995 was computed based on an estimate of the full year effective tax rate. The extraordinary charge of $25.2 million, net of a tax benefit of $7.2 million, relates to the amendment of the Credit Agreement, the redemption premium on the 14 1/2% senior subordinated notes, the redemption premium on the 11 1/4% senior debentures and the consequent write-off of unamortized financing fees.

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

 During the nine month period ended June 30, 1995, the Company's operating activities consumed $32.9 million in cash. The increases of $35.1 million in restricted cash, $7.9 million in accounts receivable and $86.9 million in merchandise inventories, offset by the $57.5 million increase in accounts payable accounted for most of the use of funds. A portion of the increase in merchandise inventories was the result of the opening of the Springfield, Massachusetts, Portland, Oregon and Sacramento, California distribution facilities. Operating cash uses during the nine month period ended June 30, 1995 included $33.0 million in interest payments and $2.9 million in income tax payments.

 Capital expenditures required for the Company's business historically have not been substantial. Capital expenditures for the nine months ended June 30, 1995 were $9.1 million and relate principally to the opening of the three new distribution centers, additional investments in management information systems and warehouse improvements. On April 28, 1995 the Company acquired substantially all of the assets of LDS Liberty Drug Systems for $500,000 in cash. Liberty Drug Systems provides pharmacy dispensing hardware and software systems to retail pharmacies.

 Cash used in financing activities during the nine months ended June 30, 1995 included $176.2 million in payments associated with the redemption of the 14 1/2% senior subordinated notes in January 1995, $10.0 million in fees connected with the refinancing of the revolving credit facility and the Receivables Program financing and $81.7 million in payments associated with the redemption in May, 1995 of one-half of the 11 1/4% senior debentures. Net proceeds of $148.2 million were raised on completion of the Company's initial public offering in April, 1995. At June 30, 1995, borrowings under the Company's $380 million revolving credit facility were $130 million (at an average interest rate of 9.5%) and borrowings under the Receivables Program financing were $210.0 million (at an average interest rate of 6.5%).

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

 In December 1994, the Company sold substantially all of its Receivables to ARC, pursuant to the Receivables Program. Pursuant to the Receivables Program, ARC will continuously transfer Receivables to a master trust in exchange for, among other things, Certificates representing a right to receive a variable principal amount. The debt outstanding pursuant to the Receivable Program was refinanced in April 1995 at lower interest rates. Contemporaneous with the consummation of the Receivables Program, the Company amended its existing Credit Agreement with its senior lenders and redeemed in January 1995 all of the outstanding 14 1/2% senior subordinated notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date. In April 1995, the Company completed an initial public offering with the issuance of 7,590,000 common shares at $21.00 per share, the net proceeds of which (approximately $148.2 million) were used to redeem in May, 1995 one-half of the 11 1/4% senior debentures outstanding for 110% of the principal amount plus accrued interest through the date of redemption (approximately $84.4 million) and to pay down the Company's revolving credit facility. As a result of the public offering, the borrowing rate under the Credit Agreement was reduced by 50 basis points to LIBOR plus 175 basis points beginning in May, 1995.

PART II.  OTHER INFORMATION
---------------------------



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

      (a) Exhibits: No exhibits are filed as part of this report.
          --------

      (b) Reports on Form 8-K: No reports on Form 8-K were filed during
          -------------------
                               the quarter ended June 30, 1995.

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



Date:  August 9, 1995
                              /s/ John A. Kurcik
                              -----------------------------
                              John A. Kurcik
                              Vice President, Controller
                              and Assistant Treasurer
                              (Principal Accounting Officer)