Form 10-K
period 1995-09-30
AMERISOURCE DISTRIBUTION CORP
filed 1995-12-22
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------
                                   FORM 10-K
                                 ------------

 (MARK ONE)
     [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1995

                                      OR

     [_]
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    FOR THE TRANSITION PERIOD FROM     TO

   COMMISSION        REGISTRANT, STATE OF INCORPORATION            IRS EMPLOYER
   FILE NUMBER          ADDRESS AND TELEPHONE NUMBER            IDENTIFICATION NO.
   -----------       ----------------------------------         ------------------
   33-27835-01         AmeriSource Health Corporation               23-2546940
                       (a Delaware Corporation)
                       P.O. Box 959, Valley Forge,
                       Pennsylvania 19482
                       (610) 296-4480

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: AMERISOURCE
                                                            HEALTH CORPORATION:
                                                            NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: AMERISOURCE HEALTH
                                                            CORPORATION:
                                                            COMMON STOCK, $.01
                                                            PAR VALUE PER SHARE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Non-affiliates of AmeriSource Health Corporation, as of December 8, 1995, held 10,351,558 shares of voting stock. The registrant's voting stock is traded on the Nasdaq National Market under the trading symbol "ASHC". The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the closing price of such stock on the Nasdaq National Market on December 8, 1995 and the assumption for this computation only that 399 Venture Partners, Inc. and all directors and officers of the registrant are affiliates) was $326,074,077.

The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 8, 1995 was: Class A--11,791,894; Class B-- 9,987,345; Class C--391,447.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III--Registrant's Proxy Statement for the 1996 Annual Meeting of Stockholders to be held February 28, 1996.

                                    PART I

ITEM 1. BUSINESS

  AmeriSource Health Corporation, through its direct wholly-owned subsidiary AmeriSource Corporation (referred to interchangeably as "AmeriSource" and the "Company"), is the fifth largest full-service wholesale distributor of pharmaceutical products and related health care services in the United States. The Company services its customers nationwide through 19 drug distribution facilities and one specialty products distribution facility. AmeriSource is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive position of its customers and suppliers. The Company benefits from a diverse customer base that includes hospitals and managed care facilities (47%), independent community pharmacies including retail drug stores, nursing homes and clinics (35%) and chain drug stores including pharmacy departments of supermarkets and mass merchandisers (18%).

  Over the past five years, AmeriSource has achieved significant growth in revenues and operating income before unusual items. The Company's revenues have increased from $2.5 billion in fiscal 1990 to $4.7 billion in fiscal 1995, a compound annual growth rate of 13.5%, while operating income before unusual items and amortization increased from $43.8 million in fiscal 1990 to $98.0 million in fiscal 1995, a compound annual growth rate of 17.5%. The Company's growth is primarily the result of market share gains in existing markets, geographic expansion and overall industry growth.

  AmeriSource Health Corporation was incorporated in Delaware in 1988. The address of the principal executive office of the Company is P.O. Box 959, Valley Forge, Pennsylvania 19482. The telephone number is (610) 296-4480.

BUSINESS STRATEGY

  Over the past five years, AmeriSource has significantly expanded its national presence as a leading, innovative wholesale distributor of pharmaceutical products and related health care services. The Company believes it is well-positioned to continue its revenue growth and increase operating income through the execution of the following key elements of its business strategy:

  . Expanding into New Geographic Markets. The Company believes that there are substantial opportunities to grow by expanding into new geographic areas through opening new distribution facilities and making selective, complementary acquisitions. Since October 1993, the Company has opened six new distribution facilities. In October 1993, the Company opened a facility in Dallas, Texas, and in November 1994, the Company opened two additional facilities in Portland, Oregon and Springfield, Massachusetts. In June 1995 the Company opened a new facility in Sacramento, California and in October 1995, a new facility in Phoenix, Arizona was opened. On December 1, 1995, the Company opened its newest facility in Orlando, Florida. Each of these new facilities began operations with an existing customer base in its regional marketplace. In addition, in July 1995, the Company acquired Newbro Drug Company, a regional wholesale pharmaceutical distributor based in Idaho Falls, Idaho. The Company believes that as industry consolidation pressures continue, additional opportunities may arise to selectively acquire additional local and regional drug wholesale companies facilitating expansion into new geographic areas and enhancement of its competitive position in existing markets.

  . Increasing Market Share in Existing Markets. The Company believes that it is well positioned to continue to grow in its existing markets by: (i) providing superior distribution services and specialty value-added programs which reduce its customers' cost of operations; (ii) maintaining its low cost operating structure to ensure that the Company's services are priced competitively in the marketplace; (iii) continuing to focus on the higher growth hospital and managed care market segment through the use of dedicated facilities and advanced information systems; and (iv) maintaining its decentralized operating structure to respond to customers' needs more quickly and efficiently and to ensure the continued development of local and regional management talent. These factors have allowed AmeriSource to compete effectively in the marketplace, generate above-average industry sales growth over the last two years and develop new customers, such as the federal government. For example, over the past two years the Company has been awarded contracts to provide approximately 75% of the pharmaceuticals purchased by federal government hospital facilities nationwide. In addition, the Company continues to grow with its existing customers. The Company was selected by VHA Inc. as one of its three primary providers and has been chosen as the preferred provider for SunHealth. Both customers are among the nation's largest healthcare providers.

  . Continuing Growth of Specialty Services. The Company works closely with both customers and suppliers to develop an extensive range of specialty services. In addition to enhancing the Company's profitability, these services increase customer loyalty and strengthen the Company's overall role in the healthcare distribution channel. These services include:

    --ECHO(TM), the Company's proprietary software system, provides sophisticated ordering and inventory management assistance to its hospital and retail customers. In addition to facilitating the primary supply arrangement between the Company and its customers, ECHO(TM) enables the Company's customers to reduce their costs through ordering more efficiently, selecting from best price alternatives and maintaining formulary compliance. In fiscal 1995, the Company acquired Liberty Drug Systems, a software developer based in Greensboro, North Carolina. The technology acquired with this acquisition is being combined with the ECHO(TM) system to provide customers with a complete system for tracking usage, reordering products and managing records. Since the introduction of ECHO(TM) in early fiscal 1991, the Company has installed approximately 3,000 systems nationwide, and believes that its installed base of systems is one of the largest in the wholesale drug industry.

    --Family Pharmacy(R) enables small chain and independent community pharmacies to compete more effectively through: (i) innovative advertising, marketing and promotional campaigns; (ii) value-added merchandising programs including private label product lines; and (iii) enhanced access to pharmaceutical benefit programs of large health care groups, including third party payor programs. Family Pharmacy(R) has grown dramatically in recent years. With approximately 2,000 Family Pharmacy(R) member-stores, Family Pharmacy(R) in effect constitutes one of the largest drugstore chains in the United States.

    --The Company's Income Rx(R) program provides an integral value-added service to its hospital and retail pharmacist customers by continually reviewing the marketplace for generic products that offer the best price, quality and availability. With the increasing importance of generic pharmaceuticals this program represents a significant opportunity for growth and profitability. Revenues attributable to AmeriSource's sale of generic and multi-source pharmaceuticals (including through the Income Rx(R) program) have increased to approximately $500 million in fiscal 1995, more than twice what they were in fiscal 1992.

    --AmeriSource operates a pharmaceutical repackaging business that markets products through its Income RePax(R) program. Repackaging pharmaceuticals from bulk quantities into smaller units provides the Company's customers with lower product, inventory and dispensing (labor) costs.

    --The Company's Health Services Plus business distributes oncology and other specialty products to clinics and physician groups on a national basis. Rita Ann Distributors markets cosmetics and fragrances to chain drugstores and independent retail customers.

  . Maintain Low Cost Operating Structure. AmeriSource has the lowest operating cost structure among its four major national competitors. Over the past five years, the Company has significantly reduced operating expenses and investment in net working capital as a percentage of revenues. Specifically, the Company has reduced its selling and administrative expenses and depreciation as a percentage of revenues from 4.78% in fiscal 1990 to 3.61% in fiscal 1995. In addition, the Company continues to achieve productivity and operating income gains from continued investments in advanced management information systems, warehouse automation technology, and from operating leverage due to above industry average volume per facility. In fiscal 1995, the Company's average revenue per facility was $246 million compared to a calendar 1994 industry average of $213 million. The addition of new facilities was accomplished with minimal incremental investment in corporate overhead. As these facilities continue to expand in their regional markets, the Company believes that its growth and profitability will be further enhanced.

INDUSTRY OVERVIEW

  The Company has benefited from the significant growth of the full-service drug wholesale industry in the United States. Industry sales grew from $30 billion in 1990 to an estimated $52 billion in 1994. The factors contributing to this growth, and the sources of future growth for the industry, include (i) an aging population, (ii) the introduction of new pharmaceuticals, (iii) the increased use of outpatient drug therapies, (iv) a higher concentration of distribution through wholesalers by both manufacturers and customers, and (v) rising pharmaceutical prices.

  Aging Population. The number of individuals over age 65 in the United States has grown 23% from approximately 26 million in 1980 to approximately 32 million in 1990 and is projected to increase an additional 9% to more than 35 million by the year 2000. This age group suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total health care expenditures in the United States.

  Introduction of New Pharmaceuticals. Traditional research and development as well as the advent of new research and production methods, such as biotechnology, continue to generate new compounds that are more effective in treating diseases. These compounds have been responsible for significant increases in pharmaceutical sales. The Company believes that ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry.

  Cost Containment Efforts. In response to rising health care costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate health care costs, the Company believes drug therapy has had a beneficial impact on overall health care costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for less than 9% of overall healthcare costs, and manufacturers' emphasis on research and development is expected to continue the introduction of cost effective drug therapies.

  Higher Concentration of Distribution Through Wholesalers. Over the past decade, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen. Drug wholesalers offer their customers and suppliers more efficient distribution and inventory management. As a result, from 1980 to 1994, the percentage of pharmaceutical sales through wholesale drug distributors increased from approximately 57% to approximately 78%. Order processing, inventory management and product delivery by wholesale drug distributors allow manufacturers to allocate their resources to research and development, manufacturing and marketing their products. Customers benefit from this shift by having a single source of supply for a full line of pharmaceutical products as well as lower inventory costs, more timely and efficient delivery, and improved purchasing and inventory information. In addition, customers also benefit from the range of value-added programs developed by wholesale drug distributors that are targeted to the specific needs of these customers, which, in turn, reduce their costs and increase their operating efficiencies.

  Pharmaceutical Price Increases By Drug Manufacturers. The Company believes that price increases by pharmaceutical manufacturers will continue to equal or exceed the overall Consumer Price Index. The Company believes that this increase will be due in large part to the relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the development, clinical testing and Food and Drug Administration ("FDA") approval of new products.

  At the same time that sales through the wholesale drug industry have grown, the number of pharmaceutical wholesalers in the United States has decreased from 139 at the end of 1980 to approximately 48 as of December 1995. Industry analysts expect this consolidation trend to continue, with the industry's largest companies increasing their percentage of total industry sales.

OPERATIONS

  Decentralized Structure. The Company believes that operating economies of scale exist principally at the distribution facility level. Beginning in fiscal 1989, the Company undertook an extensive consolidation program, which closed 17 of the 31 facilities open on October 1, 1988. During the course of this consolidation program, the Company continued to significantly increase its revenues in each fiscal year. During fiscal 1995, the Company's average revenue per facility was approximately $246 million, compared to the calendar 1994 industry average of $213 million. Five AmeriSource facilities each have annual volume of over $400 million and an additional five facilities each have annual volume in excess of $213 million, which provides the Company with continued opportunities for significant leverage of fixed overhead and other costs.

  To expand into new geographic markets, AmeriSource has opened six new facilities since October 1993, and currently operates 19 drug wholesale distribution facilities and one specialty products distribution facility, organized into four regions across the United States. Several operating units of the Company have over 100 years of history in the business and are among the nation's first drug distribution businesses. Unlike its more centralized competitors, the Company is structured as an organization of locally managed profit centers. Management of each operating unit has fiscal responsibility for its unit, and each operating unit has an established executive, sales and operations staff. The operating unit's results, including earnings and asset management goals, have a direct impact on management compensation. The operating units utilize the Company's corporate staff for marketing, financial, legal and executive management resources and corporate coordination of asset and working capital management.

  Sales and Marketing. The Company has an organization of over 200 sales professionals. A specially trained group of telemarketing/customer service representatives makes regular contact with customers regarding special offers. Within the sales organization, there is also a field force of approximately 50 hospital representatives, including regional hospital directors. The Company's corporate marketing department works with manufacturer suppliers to develop national programs and promotions. Tailored to specific customer classes, these programs can be further customized at the operating unit level to adapt to local market conditions. The marketing department gathers and disseminates information to each operating unit's purchasing and sales organization in order to enhance their competitive effectiveness.

  Facilities. Each of the Company's operating units carries an inventory line necessary for its local market. The efficient distribution of small orders is possible through the extensive use of computerization and modern warehouse techniques. These include computerized warehouse product location, routing and inventory replenishment systems, gravity-flow racking, mechanized order selection and efficient truck loading and routing. The Company delivers its products on a scheduled basis, including on a daily basis where required. It utilizes a fleet of owned and leased vans and trucks and contract carriers. Night picking operations in its distribution facilities have further reduced delivery time. According to customer need, orders can be delivered in fewer than 24 hours.

  The Company's 19 full service distribution facilities and one specialty products facility as of December, 1995, are organized into four regions throughout the United States. The following table presents certain information regarding the Company's operating units in the aggregate.

                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                    --------------------------------------------
                                      1991     1992     1993     1994     1995
                                    -------- -------- -------- -------- --------
                                        (DOLLARS IN MILLIONS; SQUARE FEET IN
                                                     THOUSANDS)
Revenue............................ $2,743.8 $3,237.7 $3,658.9 $4,182.2 $4,668.9
Number of facilities...............       19       18       16       15       19
Average revenue/facility........... $  144.4 $  179.9 $  228.7 $  278.8 $  245.7
Total square feet..................  1,476.5  1,486.0  1,444.3  1,394.1  1,518.9
Average revenue/square feet........ $1,858.0 $2,179.0 $2,533.0 $3,000.0 $3,074.0

  Customers and Markets. The Company has a diverse customer base that includes hospitals and managed care facilities, independent community pharmacies including retail drug stores, nursing homes and clinics and chain drug stores including pharmacy departments of supermarkets and mass merchandisers. The Company offers a broad range of services designed to enhance the operating efficiencies and competitive position of its customers and manufacturers. In addition, AmeriSource is typically the primary source of supply for its customers, delivering on a daily basis. The table below summarizes how the Company's customer sales mix has changed over the last five fiscal years.

                                       FISCAL YEAR ENDED SEPTEMBER 30,
                         -----------------------------------------------------------
                            1991        1992        1993        1994        1995
                         ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN MILLIONS)
Hospitals and Managed
 Care Facilities........ $1,001  36% $1,253  39% $1,554  42% $1,968  47% $2,182  47%
Independents............  1,203  44%  1,356  42%  1,397  38%  1,450  35%  1,636  35%
Chains..................    540  20%    629  19%    708  20%    764  18%    851  18%
                         ------ ---- ------ ---- ------ ---- ------ ---- ------ ----
   Total................ $2,744 100% $3,238 100% $3,659 100% $4,182 100% $4,669 100%
                         ====== ==== ====== ==== ====== ==== ====== ==== ====== ====

  No single customer represented more than 4% of the Company's total revenues during fiscal 1995 other than the federal government which, in the aggregate, accounted for approximately 10%. Excluding the federal government, the Company's top ten customers represented approximately 15% of total revenues during fiscal 1995. The Company believes it is less dependent on any single customer than its four largest competitors. A profile of each customer segment follows:

  . Hospitals and Managed Care Facilities. AmeriSource is one of the nation's top three distributors in serving the hospital and managed care market segment, which is currently the fastest growing customer segment in the industry. Because hospitals and managed care facilities purchase large volumes of high priced, easily handled pharmaceuticals, the Company benefits from quick turnover of both inventory and receivables and lower than average operating expenses. The Company intends to continue to focus on the higher growth hospital and managed care market segment through the use of dedicated facilities and advanced information systems such as ECHO(TM). As a percentage of total revenues, sales to hospitals and managed care facilities increased from 36% in fiscal 1991 to 47% in fiscal 1995, and have grown at a compound rate of 21.5% over this period.

  . Independents. Independent community pharmacy owners represent the largest segment of the industry and provide the greatest opportunity for the Company's value-added services. The Company's sales to independent customers have risen at a compound rate of 8.0% from fiscal 1991 through fiscal 1995 due to the general growth of this customer segment and to the success of the Company's customized marketing and merchandising programs, such as its Family Pharmacy(R) program.

  . Chains. This category includes chain drug stores, including pharmacy departments of supermarkets and mass merchandisers. The Company's sales to chains have risen at a compound rate of 12.0% from fiscal 1991 through fiscal 1995. This growth rate reflects the results from the Company entering into new contracts with several drug store chains.

  Suppliers. AmeriSource obtains pharmaceutical and other products from a number of manufacturers, none of which account for more than approximately 6% of its net sales in fiscal 1995. The five largest suppliers in fiscal 1995 accounted for approximately 23% of net sales. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The Company has agreements with many of its suppliers which generally require the Company to maintain an adequate quantity of a supplier's products in inventory. The majority of contracts with suppliers are terminable upon 30 days notice by either party. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable. The Company believes that its relationships with its suppliers are good.

  Management Information Systems. The Company has continually invested in advanced management information systems and automated warehouse technology. In fiscal 1994, AmeriSource introduced its BOSS warehouse automation system, a paperless warehouse production program customized to AmeriSource's unique requirements. First installed at its Paducah, Kentucky distribution center, the second BOSS system will be installed at the Company's newly opened facility in Orlando, Florida. Under the BOSS system, merchandise is received, placed in inventory, retrieved and shipped utilizing customized radio frequency equipment. The Company's management information systems also provide for, among other things, electronic order entry by customers, invoice preparation and purchasing and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders have not increased as rapidly as sales volume. The Company's customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing the basis for a number of the value-added services the Company provides to its customers, including marketing data, inventory replenishment, single-source billing, computer price updates and price labels. AmeriSource believes that its management information systems are capable of serving its needs for the foreseeable future.

COMPETITION

  The Company engages in the wholesale distribution of pharmaceuticals, health and beauty aids and other products in a highly competitive environment. The Company competes with numerous national and regional distributors, some of which are larger and have substantially greater financial resources than the Company. The Company's national competitors include McKesson Corporation, Bergen Brunswig Corporation, Cardinal Health, Inc. and FoxMeyer Health Corporation. In addition, the Company competes with local distributors, direct-selling manufacturers and other specialty distributors. Competitive factors include price, service and delivery, credit terms, breadth of product line, customer support and marketing programs. There can be no assurance that the Company will not encounter increased competition in the future that could adversely affect the Company's business. The drug wholesale industry continues to undergo significant consolidation, with the number of wholesalers in the continental United States reduced from 139 at the end of 1980 to approximately 48 as of December 1995.

EMPLOYEES

  As of September 30, 1995, the Company employed approximately 2,600 persons, of which approximately 2,400 were full-time employees. Approximately 11% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

REGULATORY MATTERS

  The United States Drug Enforcement Administration, the FDA and various state boards of pharmacy regulate the distribution of pharmaceutical products and controlled substances, requiring wholesale distributors of these substances to register for permits and to meet various security and operating standards. As a wholesale distributor of pharmaceuticals and certain medical/surgical products, the Company is subject to these regulations. The Company has received all necessary regulatory approvals and believes that it is in substantial compliance with all applicable wholesale distribution requirements.

  The Company is aware that at its former Charleston, South Carolina distribution center there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site over thirty years ago. The Company's environmental consulting firm conducted a soil survey and a groundwater study during fiscal 1994 and 1995. The results of the studies indicate that there is lead on-site at levels requiring further investigation and potential remediation. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that if both soil and groundwater remediation are required, the most likely cost is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company is working with the appropriate state regulatory agency regarding further tests and potential site remediation. That negotiation, investigation and remediation could take several years and the actual costs may differ from the liability that has been recorded. The accrued liability ($3.9 million at September 30, 1995), which is reflected in other long-term liabilities on the Company's consolidated balance sheet, is based on the present estimate of the extent of contamination, choice of remedy, and enacted laws and regulations, including remedial standards; however, changes in any of these could affect the estimated liability. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

ITEM 2. PROPERTIES

  As of December 1995, the Company conducted its business from office and operating unit facilities at 33 locations throughout the United States. In the aggregate, the Company's operating units occupy approximately 1.9 million square feet of office and warehouse space, of which approximately 782,000 square feet is owned and the balance is leased under lease agreements with expiration dates ranging from 1996 to 2009. The Company's 21 drug distribution facilities range in size from approximately 43,600 square feet to 213,000 square feet. Leased facilities are located in the following states: Arizona, California, Florida, Idaho, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee and Texas. Owned facilities are located in the following states: Georgia, Indiana, Kentucky, Maryland, Missouri, Ohio, Pennsylvania, Tennessee and Virginia. The Company utilizes a fleet of owned and leased vans and trucks, as well as contract carriers to deliver its products. The Company believes that its properties are adequate to serve the Company's current and anticipated needs without making capital expenditures materially higher than historical levels.

ITEM 3. LEGAL PROCEEDINGS

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. In addition, the Company is a party to a parallel suit filed in state court in Minnesota. The actions were originally filed in the United States District Court for the Southern District of New York, and have been transferred to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to plaintiff independent retail pharmacies and class members for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October, 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement:
(a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  In October 1995, a proceeding was instituted before the Massachusetts Board of Registration in Pharmacy (the "Board") against the Company. The Board alleges that the Company's application for the licensure of its facility in Springfield, Massachusetts submitted in September 1994 was inaccurate and insufficient. The Company is contesting this allegation. The Company cannot predict the outcome of the proceeding; however, it does not believe that the outcome will have a material adverse effect on its business or financial condition.

  The Company is a party to various lawsuits arising in the ordinary course of business. The Company, however, does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (No response to this Item is required.)

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the Company's executive officers, their ages and their positions, as of December 8, 1995. Each executive officer serves at the pleasure of the Company's Board of Directors.

                             CURRENT POSITION WITH THE COMPANY AND OTHER POSITION HELD IN THE LAST FIVE
          NAME           AGE           PERIOD OF SERVICE                          YEARS
          ----           --- ------------------------------------- ------------------------------------
John F. McNamara........  60 Chairman, President and Chief                          --
                              Executive Officer (1989-Present)
David M. Flowers........  48 Executive Vice President--            Group President--Eastern Region
                              Marketing (1995-Present)              (1989-1995)
Kurt J. Hilzinger.......  35 Vice President, Chief Financial       Vice President, Finance and
                              Officer and Treasurer (1995-Present)  Treasurer
                                                                    (1993-1995); Vice President,
                                                                    Financial Planning (1991-1993); Vice
                                                                    President, Citicorp (1986-1991).
R. David Yost...........  48 Executive Vice President--            Group President--Central Region
                              Operations (1995-Present)             (1989-1995)

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Since April 10, 1995, the Company's Class A Common Stock has been traded over-the-counter in the National Market System of the National Association of Securities Dealers, Inc. (Nasdaq symbol ASHC). Prior to that date, there was no established public trading market for the Company's Class A Common Stock. As of December 8, 1995, there were 313 record holders of the Company's Class A Common Stock. The quarterly high and low closing prices for the Company's Class A Common Stock since April 1995 ranged from $24 1/2 to $20 3/4, respectively, in the third quarter and from $27 3/4 to $19 3/4, respectively, in the fourth quarter.

  There is no established public trading market for the Company's Class B Common Stock. As of December 8, 1995, there were 11 record holders of the Company's Class B Common Stock.

  The Company's Class C Common Stock was held by 14 holders of record as of December 8, 1995. The Class C Common Stock trades on a limited basis in the over-the-counter market, and information concerning the historical trading prices for the Class C Common Stock is not published by nationally-recognized independent sources.

  The Company has not paid any cash dividends to its stockholders on any class of its Common Stock, and anticipates that for the forseeable future its earnings will be retained for use in its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. A credit agreement between the Company and a syndicate of senior lenders provides a secured credit facility of $380 million, and restricts the Company's ability to make dividend payments unless certain financial tests are met.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                          ----------------------------------------------------------------------
                             1995      1994(A)       1993        1992        1991        1990
                          ----------  ----------  ----------  ----------  ----------  ----------
Revenues................  $4,668,948  $4,182,193  $3,658,871  $3,237,708  $2,743,828  $2,474,425
Gross profit............     266,355     235,191     209,438     199,723     178,769     162,120
Operating expenses (b)..     168,343     149,137     136,147     131,080     120,921     118,305
Operating income (loss).      97,835    (101,992)     65,601      60,850      45,887      37,342
Operating income,
 excluding unusual items
 and amortization ......      98,012      86,054      73,291      68,643      57,848      43,815
Income (loss) before
 extraordinary items and
 cumulative effect of
 accounting changes in
 1994...................      28,218    (172,417)     (7,474)    (12,824)    (23,319)    (29,489)
Net income (loss) ......      10,181    (207,671)    (18,618)     (6,476)    (23,319)    (29,489)
Earnings (loss) per
 share (fully diluted):
 Income (loss) before
  extraordinary items
  and cumulative effect
  of accounting changes
  in 1994...............        1.53      (11.69)       (.51)       (.87)      (1.58)      (2.00)
 Net income (loss) per
  share.................         .55      (14.08)      (1.26)       (.44)      (1.58)      (2.00)
Weighted average common
 shares outstanding
 (fully diluted)........      18,396      14,750      14,750      14,750      14,750      14,750
Balance Sheet:
 Cash and cash equiva-
  lents and restricted
  cash..................  $   46,809  $   25,311  $   27,136  $   13,806  $   33,796  $   21,787
 Accounts receivable--
  net...................     318,652     272,281     251,999     249,070     221,383     181,074
 Merchandise invento-
  ries..................     404,522     351,676     346,371     336,025     270,977     286,094
 Property and equip-
  ment--net.............      45,244      41,182      36,106      38,105      36,203      36,247
 Total assets...........  $  838,673  $  711,644  $  867,944  $  848,474  $  783,145  $  756,932
 Accounts payable.......  $  462,804  $  449,991  $  379,826  $  308,097  $  254,013  $  241,711
 Long-term debt.........     435,764     487,575     549,220     587,983     570,939     539,682
 Stockholders' equity...    (135,724)   (300,726)    (93,040)    (74,747)    (68,271)    (44,946)
 Total liabilities and
  stockholders' equity..  $  838,673  $  711,644  $  867,944  $  848,474  $  783,145  $  756,932

(a) Includes the effect of: the cumulative effect of accounting changes for income taxes of $33,399 and postretirement benefits other than pensions of $1,199; and the $180 million write-off of goodwill.
(b) Represents selling and administrative expenses and depreciation, and excludes amortization and unusual items.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        AMERISOURCE HEALTH CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1995 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1994

  Revenues of $4.7 billion for the fiscal year ended September 30, 1995 represented an increase of 11.6% over revenues for the fiscal year ended September 30, 1994. The year-to-year revenue gains reflect increases across all customer groups, the impact of the Company's expansion into new geographic markets, especially in the northeastern and western United States, and price increases. During the fiscal year ended September 30, 1995, sales to hospitals increased 11%, sales to independent drug store customers increased 13%, and sales to the chain drug store customer group increased 11%, as compared with the prior fiscal year. During the twelve months ended September 30, 1995, sales to hospitals accounted for 47% of total revenues, while sales to independent drug stores represented 35% and sales to chain drug stores, 18% of the total.

  Gross profit of $266.4 million for fiscal 1995 increased by 13.3% over 1994, primarily due to the increase in revenues. As a percentage of revenues, the Company's gross profit margin expanded to 5.70% from 5.62% in 1994. The gross profit margin improvement was a result of increased sales of higher margin generic drugs, the continued introduction of new marketing programs with manufacturers, and growth of higher margin specialty businesses, such as pharmaceutical packaging. Increased purchase discounts and a greater level of price increases from manufacturers resulting in greater inventory appreciation also benefited the gross profit margin.

  Selling and administrative expenses and depreciation for 1995 were $168.3 million compared to $149.1 million for 1994, an increase of 12.9%. The increase in 1995 is due primarily to increases in warehouse and delivery expenses relating to the volume increases, development expenses of value-added programs, and one-time costs associated with the opening of new distribution facilities in Springfield, Massachusetts, Portland, Oregon, Sacramento, California, and Phoenix, Arizona. As a result of these factors, selling and administrative expenses and depreciation increased slightly to 3.61% of revenues compared to 3.57% in fiscal 1994.

  The decrease in amortization in fiscal 1995 was as a result of the write-off of the value of the excess of cost over net assets acquired ("goodwill") which the Company recorded in the third quarter of fiscal 1994.

  Operating income, excluding unusual items and amortization, of $98.0 million for fiscal 1995 increased 13.9% over fiscal 1994. As a percentage of revenues, the Company's operating margin, excluding unusual items and amortization, expanded to 2.10% in 1995 from 2.06% in 1994.

  Interest expense (excluding the amortization of deferred financing costs) for the year ended September 30, 1995 was $49.8 million, a decrease of $8.8 million, or 15.1% as compared with the year ended September 30, 1994. The decrease was due to the redemption, in January 1995, of the $166.1 million of 14 1/2% senior subordinated notes, the redemption, in May 1995, of $74.3 million of 11 1/4% senior debentures, and the lower average rates due to the implementation of the Receivables Program and the new revolving credit facility which has a lower interest rate than the previous facility. Average borrowings were $536 million during fiscal 1995 versus $562 million in 1994.

  Income taxes provided of $17.3 million in fiscal 1995 were based upon an annual effective tax rate of 38%, which recognizes the utilization, for financial reporting purposes, of operating loss carryforwards. The provision for income taxes in fiscal 1994 represents the estimated taxes payable due to the application of the alternative minimum tax. The extraordinary charge of $25.2 million in 1995, net of a tax benefit of $7.2 million, relates to the amendment of the Credit Agreement, the redemption premium on the 14 1/2% senior subordinated notes, the redemption premium on the 11 1/4% senior debentures, and the consequent write-off of unamortized deferred financing fees. The extraordinary charge of $679,000 in 1994, net of a tax benefit of $23,000, relates to the purchase and retirement of an aggregate principal amount of $4.4 million of 14 1/2% senior subordinated notes.

YEAR ENDED SEPTEMBER 30, 1994 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1993

  Revenues of $4.2 billion for the fiscal year ended September 30, 1994 represented an increase of 14.3% over the amount for the fiscal year ended September 30, 1993, reflecting real volume growth as well as the pass through to customers of price increases from manufacturers. As compared with the prior fiscal year, sales to hospitals grew by 27%, sales to chain drug stores, excluding brokerage business, increased by 8%, and sales to independent drug store customers increased by 4%. During 1994, sales to hospitals accounted for 47% of total revenues, while sales to independent drug stores represented 35% and sales to chain drug stores, 18% of the total.

  Gross profit of $235.2 million for 1994 increased by 12.3% over 1993, primarily due to the increase in revenues. As a percentage of revenues, gross profit declined to 5.62% in 1994 from 5.72% in 1993. The reduction in the gross profit percentage resulted from continued industry price competition and increased sales to larger volume, lower margin customers, such as hospitals.

  Selling and administrative expenses and depreciation for 1994 were $149.1 million compared to $136.1 million for 1993, an increase of 9.5%. The cost increases reflect inflationary increases and increases in warehouse and delivery expenses which are variable with sales volume. Continued emphasis on cost containment programs as well as the economies associated with the significant revenue growth, reduced overall selling and administrative expenses and depreciation as a percentage of revenues to 3.57% in 1994 from 3.72% in 1993.

  Operating expenses in 1994 include a provision of $4.1 million to cover the expected environmental remediation costs at one of its former distribution centers. In addition, in the third quarter of fiscal 1994, the Company completed a detailed evaluation of the recovery of the recorded value of the excess of cost over net assets acquired ("goodwill") and concluded that projected operating results would not support the future recovery of the remaining goodwill balance. Accordingly, the Company wrote off the remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994.

  Operating income, excluding unusual items and amortization, of $86.1 million for fiscal 1994 increased 17.4% over fiscal 1993. As a percentage of revenues, the Company's operating margin, excluding unusual items and amortization, expanded to 2.06% in 1994 from 2.00% in 1993.

  Interest expense which is payable currently (cash interest), principally related to the revolving credit facility and the senior subordinated notes, was $43.7 million in 1994 as compared with $42.4 million in 1993, an increase of 3.3%. The increase was as a result of higher interest rates on the Company's variable rate borrowings offset in part by lower variable rate borrowing levels and the reduction in principal amount of the senior subordinated notes. Interest expense in 1994 reflects reductions as a result of the purchase and retirement of an aggregate principal amount of $8.9 million of senior subordinated notes, which occurred during the fourth quarter of fiscal 1993 and first quarter of fiscal 1994. Interest expense in 1994 includes $621,000 paid to the holders of an aggregate of $165.7 million in principal amount of senior subordinated notes (see Note 5 of "Notes to Consolidated Financial Statements"). During 1994, the average outstanding debt level was $562 million at an average interest rate of 10.3%. In 1993, the comparable average outstanding debt level was $551 million at an average interest rate of 11.0%. The decrease in interest expense which is not currently payable (pay-in-kind interest) of $5.5 million was due to the refinancing in July 1993 of the 18% senior subordinated debentures, 18 1/2% merger debentures, and 19 1/2% junior subordinated debentures with the 11 1/4% senior debentures. Interest expense in 1994 includes $4.0 million in amortization of financing fees as compared with $3.9 million in 1993.

  Income taxes provided in 1994 and 1993 have been determined based on the alternative minimum tax system. As noted below, the Company changed its method of accounting for income taxes effective October 1, 1993. The extraordinary charge of $679,000, net of a tax benefit of $23,000, relates to the purchase and retirement of an aggregate principal amount of $4.4 million senior subordinated notes.

  Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). The Company recorded, as of October 1, 1993, a total of $34.6 million in noncash charges to net income for the effects of transition to these two new standards. The cumulative effect of the change in accounting for post retirement benefits other than pensions resulted in a noncash charge to net income of $1.2 million as of October 1, 1993. The cumulative effect of the change in accounting for income taxes resulted in a noncash charge to net income of $33.4 million as of October 1, 1993, principally related to the provision of deferred income taxes to reflect the tax consequences on future years of the difference between the tax and financial reporting bases of merchandise inventories.

LIQUIDITY AND CAPITAL RESOURCES

  During the fiscal-year ended September 30, 1995, the Company's operating activities consumed $35.6 million in cash. The use of funds was primarily the result of the increases in restricted cash, accounts and notes receivable, and merchandise inventories, offset by an increase in accounts payable, accrued expenses and income taxes. Restricted cash represents amounts temporarily deposited in the Master Trust pursuant to the Receivables Program. The net increase in other working capital items was the result of opening distribution facilities in Springfield, Massachusetts, Portland, Oregon, and Sacramento, California. Operating cash uses during the year ended September 30, 1995 included $43.6 million in interest payments and $2.8 million in income tax payments.

  Subsequent to year-end, the Company opened new distribution facilities in Phoenix, Arizona and Orlando, Florida. Capital expenditures for fiscal 1995 were $13.7 million and relate principally to the opening of the five new distribution centers, continuing investments in management information systems, and warehouse improvements. During fiscal 1995, the Company acquired substantially all of the assets of LDS Liberty Drug Systems and Newbro Drug Company for approximately $4.9 million. Liberty Drug Systems provides pharmacy dispensing hardware and software systems in retail pharmacies. Newbro Drug Company is a full-service wholesale pharmaceutical distributor in Idaho. The Company intends to continue its investments in information systems and warehouse improvements and will continue to evaluate acquisitions and other business opportunities.

  In December 1994, the Company sold substantially all of its receivables to ARC, pursuant to the Receivables Program. Pursuant to the Receivables Program, ARC will continuously transfer receivables to a master trust in exchange for, among other things, Certificates representing a right to receive a variable principal amount. Contemporaneous with the consummation of the Receivables Program, the Company amended its existing Credit Agreement with its senior lenders and redeemed in January 1995 all of the outstanding 14 1/2% senior subordinated notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date totaling $176.2 million. In April 1995, the Company completed an initial public offering with the issuance of 7,590,000 common shares at $21.00 per share, the net proceeds of which (approximately $148.2 million) were used to redeem in May 1995 one-half of the 11 1/4% senior debentures outstanding for 110% of the principal amount plus accrued interest through the date of redemption (approximately $84.4 million) and to pay down the Company's revolving credit facility. As a result of the public offering and the Company's financial results, the borrowing rate alternatives under the Credit Agreement was reduced by 1.0% to LIBOR plus 1.25% and the prime rate plus zero beginning in October 1995. The Company also incurred approximately $10.1 million in fees connected with the refinancings. At September 30, 1995, borrowings under the Company's $380 million revolving credit facility were $150 million (at an average interest rate of 7.6%) and borrowings under the $285 million Receivables Program were $210 million (at an average interest rate of 6.3%).

  An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and any expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock.

  The Company's operating results have generated sufficient cash flows which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and interest currently payable on outstanding debt. The Company's primary ongoing cash requirements will be to fund payment of interest on indebtedness, finance working capital, and fund capital expenditures and routine business growth and expansion through new business opportunities. Future cash flows from operations and borrowings under the debt agreements are expected to be sufficient to fund the Company's ongoing cash requirements.

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

  In fiscal 1994, the Company concluded that the carrying value of goodwill which was recorded at the time of the leveraged buyout transaction in 1988 ("Acquisition") could not be recovered from expected future operations and accordingly wrote-off its remaining goodwill balance of $179.8 million. In 1994, the Company determined its then poor operating results since the Acquisition and its expectations for future operating results were being adversely affected by its then current capital structure; price competition for market share; health care industry consolidation; the impact of group purchasing organizations; and health care reform on drug prices. As these factors became clear, the Company assessed the recoverability of its goodwill through projected operations. It was determined that unless the Company was able to develop successful strategic operating or financing initiatives which would change the assumptions used in those projections, those projections were the best estimate of the Company's projected performance given the Company's then existing high leverage and industry trends. More importantly, the projections indicated that the Company's long-term viability required modification of its then current capital structure to reduce indebtedness and increase its equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of AmeriSource Health Corporation

  We have audited the accompanying consolidated balance sheets of AmeriSource Health Corporation (formerly AmeriSource Distribution Corporation) and subsidiaries as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriSource Health Corporation and subsidiaries at September 30, 1995 and 1994 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in notes 4 and 7 to the consolidated financial statements, in 1994 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                          Ernst & Young LLP

Philadelphia, Pennsylvania
November 3, 1995

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                SEPTEMBER 30,
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
Current assets:
  Cash and cash equivalents ................................. $ 32,171 $ 25,311
  Restricted cash............................................   14,638      --
  Accounts receivable less allowance for doubtful accounts:
   1995--$12,941;
   1994--$9,370..............................................  318,652  272,281
  Merchandise inventories....................................  404,522  351,676
  Prepaid expenses and other.................................    3,221    2,442
                                                              -------- --------
    Total current assets.....................................  773,204  651,710
Property and equipment, at cost..............................   76,826   67,598
  Less accumulated depreciation..............................   31,582   26,416
                                                              -------- --------
                                                                45,244   41,182
Deferred financing costs and other, less accumulated
 amortization: 1995--$2,842;
 1994--$7,239................................................   20,225   18,752
                                                              -------- --------
                                                              $838,673 $711,644
                                                              ======== ========

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             SEPTEMBER 30,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
Current liabilities:
  Accounts payable....................................... $ 462,804  $ 449,991
  Accrued expenses and other.............................    27,720     27,618
  Accrued income taxes...................................    13,596     11,488
  Deferred income taxes..................................    25,892     29,258
                                                          ---------  ---------
    Total current liabilities............................   530,012    518,355
Long-term debt:
  Revolving credit facility..............................   150,000    175,897
  Receivables securitization financing...................   209,842        --
  Senior subordinated notes..............................       --     166,134
  Senior debentures......................................    74,293    144,013
  Other debt.............................................     1,629      1,531
                                                          ---------  ---------
                                                            435,764    487,575
Other liabilities........................................     8,621      6,440
Stockholders' equity:
  Common stock, $.01 par value:
   Class A (voting and convertible):
    50,000,000 shares authorized; issued 9/95--12,062,560
     shares;
     9/94--532,143 shares................................       121          5
   Class B (nonvoting and convertible):
    15,000,000 shares authorized; issued 9/95--12,969,050
     shares;
     9/94--12,980,885 shares.............................       130        130
   Class C (nonvoting and convertible):
    2,000,000 shares authorized; issued 9/95--440,158
     shares;
     9/94--1,475,000 shares..............................         4         15
  Capital in excess of par value.........................   165,044      4,676
  Retained earnings (deficit)............................  (294,803)  (304,984)
  Cost of common stock in treasury.......................    (6,220)      (568)
                                                          ---------  ---------
                                                           (135,724)  (300,726)
                                                          ---------  ---------
                                                          $ 838,673  $ 711,644
                                                          =========  =========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
Revenues...................................  $4,668,948  $4,182,193  $3,658,871
Cost of goods sold.........................   4,402,593   3,947,002   3,449,433
                                             ----------  ----------  ----------
Gross profit...............................     266,355     235,191     209,438
Selling and administrative.................     160,887     142,497     130,338
Depreciation...............................       7,456       6,640       5,809
Amortization...............................         177       4,147       5,467
Unusual items:
  Environmental remediation................         --        4,075         --
  Write-off of excess of cost over net
   assets acquired.........................         --      179,824         --
  Nonrecurring charges.....................         --          --        2,223
                                             ----------  ----------  ----------
Operating income (loss)....................      97,835    (101,992)     65,601
                                             ----------  ----------  ----------
Interest expense...........................      52,288      62,611      66,696
Income (loss) before taxes, extraordinary
 items, and cumulative effects of
 accounting changes........................      45,547    (164,603)     (1,095)
Taxes on income............................      17,329       7,814       6,379
                                             ----------  ----------  ----------
Income (loss) before extraordinary items
 and cumulative effects of accounting
 changes...................................      28,218    (172,417)     (7,474)
Extraordinary charges--early retirement of
 debt, net of income tax benefits..........     (18,037)       (656)    (11,890)
Extraordinary credits--reduction of income
 tax provision from carry-forward of prior-
 year operating losses.....................         --          --          746
Cumulative effect of changes in accounting
 for income taxes of $33,399 and
 postretirement benefits other than
 pensions of $1,199........................         --      (34,598)        --
                                             ----------  ----------  ----------
Net income (loss)..........................  $   10,181  $ (207,671) $  (18,618)
                                             ==========  ==========  ==========
Earnings (loss) per share:
  Primary:
    Income (loss) before extraordinary
     items and cumulative effects of
     accounting changes....................  $     1.54  $   (11.69) $     (.51)
    Extraordinary items....................        (.98)       (.04)       (.75)
    Cumulative effect of accounting
     changes...............................         --        (2.35)        --
                                             ----------  ----------  ----------
      Primary net income (loss) per share..  $      .56  $   (14.08) $    (1.26)
                                             ==========  ==========  ==========
    Weighted average number of common
     shares outstanding (thousands)........      18,333      14,750      14,750
  Fully diluted:
    Income (loss) before extraordinary
     items and cumulative effects of
     accounting changes....................  $     1.53  $   (11.69) $     (.51)
    Extraordinary items....................        (.98)       (.04)       (.75)
    Cumulative effect of accounting
     changes...............................         --        (2.35)        --
                                             ----------  ----------  ----------
      Fully diluted net income (loss) per
       share...............................  $      .55  $   (14.08) $    (1.26)
                                             ==========  ==========  ==========
    Weighted average number of common
     shares outstanding (thousands)........      18,396      14,750      14,750

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                              COMMON STOCK       CAPITAL IN RETAINED    COMMON
                         ----------------------- EXCESS OF  EARNINGS   STOCK IN
                         CLASS A CLASS B CLASS C PAR VALUE  (DEFICIT)  TREASURY    TOTAL
                         ------- ------- ------- ---------- ---------  --------  ---------
September 30, 1992......  $  5    $130    $ 15    $  4,348  $ (78,695) $  (550)  $ (74,747)
 Net loss...............                                      (18,618)             (18,618)
 Repurchase of stock
  options...............                               (18)                            (18)
 Purchase of 3,503
  shares of Class A
  Common Stock..........                                                    (3)         (3)
 Capital contribution...                               346                             346
                          ----    ----    ----    --------  ---------  -------   ---------
September 30, 1993......     5     130      15       4,676    (97,313)    (553)    (93,040)
 Net loss...............                                     (207,671)            (207,671)
 Purchase of 44,250
  shares of Class A
  Common Stock..........                                                   (15)        (15)
                          ----    ----    ----    --------  ---------  -------   ---------
September 30, 1994......     5     130      15       4,676   (304,984)    (568)   (300,726)
 Net income.............                                       10,181               10,181
 Stock conversions......    11             (11)                                        --
 Issuance of 7,590,000
  shares in public
  offering (net of
  $1,293 of issuance
  costs)................    76                     148,092                         148,168
 Exercise of stock
  options...............    29                       6,027                           6,056
 Purchase of 292,452
  shares of Class A and
  1,338,894 shares of
  Class B common stock..                                                (5,652)     (5,652)
 Tax benefit from
  exercise of stock
  options...............                             6,249                           6,249
                          ----    ----    ----    --------  ---------  -------   ---------
September 30, 1995......  $121    $130    $  4    $165,044  $(294,803) $(6,220)  $(135,724)
                          ====    ====    ====    ========  =========  =======   =========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------
                                                1995       1994        1993
                                             ----------  ---------  ----------
OPERATING ACTIVITIES
 Net income (loss).......................... $   10,181  $(207,671) $  (18,618)
 Adjustments to reconcile net income (loss)
  to net cash (used in) provided by
  operating activities:
  Depreciation..............................      7,456      6,640       5,809
  Amortization, including deferred financing
   costs....................................      2,656      8,120       9,407
  Provision for loss on accounts receivable.      5,449      4,612       3,186
  (Gain) loss on disposal of property and
   equipment................................        (60)       185       2,267
  Write-off of excess of cost of net assets
   acquired.................................        --     179,824         --
  Debentures issued in lieu of payment of
   interest.................................      4,572     14,904      20,378
  Provision for deferred income taxes.......     (1,400)    (5,055)        --
  Loss on early retirement of debt..........     25,190        679      16,658
  Cumulative effects of accounting changes..        --      34,598         --
  Changes in operating assets and
   liabilities, excluding the effects of
   acquisitions:
   Restricted cash..........................    (14,638)       --          --
   Accounts and notes receivable............    (51,292)   (27,772)     (5,993)
   Merchandise inventories..................    (49,266)    (5,305)    (10,346)
   Prepaid expenses.........................       (774)      (465)        (33)
   Accounts payable, accrued expenses, and
    income taxes............................     26,466     76,847      77,102
   Other long-term liabilities..............        --       4,075         --
   Miscellaneous............................       (179)      (205)       (642)
                                             ----------  ---------  ----------
NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES.................................    (35,639)    84,011      99,175
INVESTING ACTIVITIES
Capital expenditures........................    (13,664)    (8,483)     (7,571)
Cost of companies acquired..................     (4,872)       --          --
Proceeds from sales of property and
 equipment..................................      2,229        457       1,500
                                             ----------  ---------  ----------
NET CASH USED IN INVESTING ACTIVITIES.......    (16,307)    (8,026)     (6,071)
FINANCING ACTIVITIES
Long-term debt borrowing....................  1,839,945    854,661     993,864
Long-term debt repayments................... (1,914,099)  (931,857) (1,060,303)
Net proceeds from initial public offering...    148,168        --          --
Deferred financing costs....................    (10,122)      (589)    (13,660)
Exercise of stock options...................        566        --          --
Capital contribution........................        --         --          346
Repurchase of stock options.................        --         (10)        (18)
Purchases of treasury stock.................     (5,652)       (15)         (3)
                                             ----------  ---------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.................................     58,806    (77,810)    (79,774)
                                             ----------  ---------  ----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................      6,860     (1,825)     13,330
Cash and cash equivalents at beginning of
 year.......................................     25,311     27,136      13,806
                                             ----------  ---------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR.... $   32,171  $  25,311  $   27,136
                                             ==========  =========  ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1995

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of AmeriSource Health Corporation, formerly AmeriSource Distribution Corporation, and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated. All intercompany transactions and balances have been eliminated in consolidation.

 Business

  The Company is a wholesale distributor of pharmaceuticals and related health care products.

 Cash Equivalents

  The Company classifies highly liquid investments with original maturities of three months or less at date of purchase as cash equivalents.

 Concentrations of Credit Risk

  The Company sells its merchandise inventories to a large number of customers in the health care industry including independent drug stores, chain drug stores, hospitals, mass merchandisers, clinics, and nursing homes. The Company's trade accounts receivable are exposed to credit risk, however, the risk is limited due to the diversity of the customer base and the customer base's wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses and such bad debt losses have been within the Company's expectations.

 Merchandise Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which results in a matching of current costs and revenues. On a supplemental basis, if the first-in, first-out (FIFO) method of valuation had been used for determining costs, inventories would have been approximately $93,803,000 and $88,327,000 higher than the amounts reported at September 30, 1995 and 1994, respectively.

 Depreciation

  The cost of property and equipment is depreciated over the estimated useful lives of the related assets by the straight-line method.

 Revenue Recognition

  The Company recognizes revenues when products are delivered to customers. Additionally, the Company acts as an intermediary in the bulk shipment of pharmaceuticals from manufacturers to customers' warehouses, which have been excluded from revenues and totaled $107 million, $120 million, and $60 million in fiscal years 1995, 1994, and 1993, respectively. The service fees earned related to these bulk shipments are included in

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED) revenues and were insignificant. Revenues and cost of goods sold in prior years have been reclassified to conform with the 1995 presentation for bulk shipments.

 Reclassifications

  Certain prior-year amounts have been reclassified to conform with the current-year presentation.

 Earnings Per Share and Share Data

  Earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented (18,295,000 for fiscal 1995 and 14,750,000 in fiscal 1994 and 1993) plus the dilutive effect of stock options (38,000 and 101,000 for the fiscal 1995 primary and fully diluted calculations, respectively). Share and per share amounts prior to April 1995 have been adjusted for the 2.95-for-1 stock split effected in conjunction with the Company's public offering (see Note 6).

NOTE 2--ACQUISITIONS

  During fiscal 1995, the Company acquired substantially all of the assets of Newbro Drug Company, a wholesale pharmaceutical distributor located in Idaho Falls, Idaho and of Liberty Drug Systems, a North Carolina-based provider of pharmacy software and hardware. The aggregate purchase price for these acquisitions was approximately $4.9 million in cash, which approximated the fair value of the net tangible assets acquired. These acquisitions were accounted for by the purchase method and are included in the financial statements from their dates of acquisition. The pro forma effects on the Company's results of operations had these acquisitions occurred at the beginning of the periods presented are not material.

NOTE 3--EXCESS OF COST OVER NET ASSETS ACQUIRED

  Excess of cost over net assets acquired ("goodwill") was recorded at the time of the leveraged buyout transaction ("Acquisition") in 1988. As of June 30, 1994, the Company determined it was unable to achieve the operating results projected at the time of the Acquisition. Since the Acquisition, the Company has been affected by price competition for market share within the industry, health care industry consolidation, and the impact of group purchasing organizations, managed care, and health care reform on drug prices. In fiscal 1994, the Company determined its then poor operating results since the Acquisition and its expectations for future operating results were being significantly affected by its then-current capital structure and fundamental changes in the market place in which the Company operates. As these factors became clear and in conjunction with the then recent increases in the interest rates, a detailed comprehensive evaluation of the Company's future prospects was prepared. The evaluation determined the Company's financial losses at that time were significantly affected by its highly leveraged capital structure, price sensitivity, aggressive pricing by better capitalized competitors, consolidations in the wholesale drug distribution industry and the impact of larger buying groups. Based on the then-current industry trends, interest rate trends and the health care reform environment, in the third quarter of fiscal 1994, the Company concluded that the projected operating results ("the Projection") would not support the future recovery of the remaining goodwill balance.

  The methodology employed to assess the recoverability of the Company's goodwill was to project results of operations forward 36 years, which approximated the remaining amortization period of the goodwill balance at June 30, 1994. The Company then evaluated the recoverability of goodwill on the basis of those Projections.

  It was determined that unless the Company was able to develop successful, strategic, operating, or financing initiatives which would change the assumptions used in the Projections, the projected future operating results based on those assumptions was the best estimate of the Company's projected performance given the Company's

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 3--EXCESS OF COST OVER NET ASSETS ACQUIRED--(CONTINUED) then-existing high leverage and industry trends. As a result, the Company concluded that the carrying value of goodwill could not be recovered from expected future operations. Accordingly, the Company wrote off its remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994. More importantly, the Projection indicated that the Company's long-term viability required modification of its then-current capital structure to reduce its indebtedness and increase its equity.

NOTE 4--TAXES ON INCOME

  The income tax provision (benefit) is as follows (in thousands):

                                                            FISCAL YEAR ENDED
                                                              SEPTEMBER 30,
                                                          ----------------------
                                                           1995    1994    1993
                                                          ------- ------- ------
      Current provision:
        Federal.......................................... $16,767 $12,147 $4,633
        State and local..................................   1,962     853  1,746
                                                          ------- ------- ------
                                                           18,729  13,000  6,379
      Deferred provision:
        Federal.......................................... (1,120) (5,625)    --
        State and local..................................   (280)     439    --
                                                          ------- ------- ------
                                                          (1,400) (5,186)    --
                                                          ------- ------- ------
      Provision for income taxes......................... $17,329 $ 7,814 $6,379
                                                          ======= ======= ======

  A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                         FISCAL YEAR ENDED
                                                           SEPTEMBER 30,
                                                         --------------------
                                                         1995  1994     1993
                                                         ----  -----   ------
      Statutory federal income tax rate................. 35.0%  35.0%    34.8%
      State and local income tax rate, net of federal
       tax benefit......................................  2.8    (.3)  (104.1)
      Tax effect of operating loss carryover
       (utilized)/not recognized........................ (5.9)   6.1      --
      Amortization of difference in book and tax bases
       of net assets acquired...........................  --   (39.2)  (168.6)
      Alternative minimum tax...........................  --     --    (274.2)
      Other.............................................  6.1   (6.3)   (70.5)
                                                         ----  -----   ------
      Effective income tax rate......................... 38.0%  (4.7)% (582.6)%
                                                         ====  =====   ======

  Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), which required a change in the method of accounting for income taxes from the deferred method to the liability method. In accordance with Statement 109, the Company recorded an adjustment of $33.4 million for the cumulative effect of adopting Statement 109 as of October 1, 1993. As permitted under Statement 109, prior-period financial statements have not been restated. The cumulative effect adjustment relates principally to the provision of deferred income taxes to reflect the tax consequences on future years of the difference between the tax and financial reporting basis of merchandise inventories.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 4--TAXES ON INCOME--(CONTINUED)

  Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
      Inventory............................................. $ 35,678  $ 35,712
      Fixed assets..........................................    4,942     4,654
      Other.................................................      887       351
                                                             --------  --------
          Gross deferred tax liabilities....................   41,507    40,717
      Net operating losses and tax credit carryovers........  (23,000)  (11,554)
      Allowance for doubtful accounts.......................   (5,176)   (3,748)
      Accrued expenses......................................   (1,509)   (3,524)
      Other postretirement benefits.........................     (512)     (497)
      Other.................................................   (3,513)   (3,173)
                                                             --------  --------
          Gross deferred tax assets.........................  (33,710)  (22,496)
      Valuation allowance for deferred tax assets...........   19,783    10,350
                                                             --------  --------
      Net deferred tax liabilities.......................... $ 27,580  $ 28,571
                                                             ========  ========

  The valuation allowance for deferred tax assets was $17.6 million at October 1, 1993. For the fiscal years ended September 30, 1993, the deferred income tax provision (benefit) resulted from timing differences in the recognition of certain expenses for tax and financial reporting purposes. Due to limitations on the utilization of tax losses, the Company did not recognize any deferred income tax benefit in 1993. The principal components of deferred taxes in 1993 were as follows (in thousands):

      Bad debts......................................................... $ (254)
      Deferred compensation.............................................    164
      Inventory.........................................................   (725)
      Insurance.........................................................    113
      Fixed assets......................................................   (970)
      Other.............................................................   (138)
      Amount not recognized.............................................  1,810
                                                                         ------
                                                                         $  --
                                                                         ======

  An unused federal tax net operating loss carryover of $37 million, which will expire between 2008 and 2010 if not used, is available to offset future taxable income. In 1995, tax benefits of $6.2 million related to the exercise of employee stock options in connection with the Company's public offering of common stock described in Note 6, were recorded as capital in excess of par value. Additional tax benefits of approximately $13.9 million related to the exercise of these stock options will be recorded to capital in excess of par value when these tax benefits are realized by the Company.

  The Company was subject to the alternative minimum tax for the fiscal year ended September 30, 1994. The alternative minimum tax is imposed at a 20% rate on the Company's alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. Net operating loss carryforwards were used to offset up to 90% of the Company's alternative minimum taxable income. The alternative minimum tax paid is allowed as an indefinite credit carryover against the Company's regular tax

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 4--TAXES ON INCOME--(CONTINUED)
liability in the future when the Company's regular tax liability exceeds the alternative minimum tax liability. As of September 30, 1995, the Company has a $7 million alternative minimum tax credit carryforward.

  Income tax payments amounted to $2.8 million, $3.9 million, and $0.4 million in the fiscal years ended September 30, 1995, 1994, and 1993, respectively.

NOTE 5--LONG-TERM DEBT

 Receivable Securitization Financing

  In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special-purpose, wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates"). During the term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. Pursuant to the Receivables Program, on December 13, 1994, the Company sold $305 million in Receivables to ARC in exchange for cash and a subordinated note. ARC in turn transferred the Receivables to the master trust for the Certificates and a residual interest in the master trust. The Company has accounted for the transactions pursuant to the terms of the Receivables Purchase Agreement as a sale of Receivables from AmeriSource to ARC and as a financing transaction by ARC on the Company's consolidated financial statements. The assets and liabilities of the master trust have been consolidated with the Company at September 30, 1995.

  Pursuant to the Receivables Program, the Company issued: (i) $175 million of Floating Rate Class A Trade Receivables Participation Certificates ("Class A Certificates") and (ii) $35 million of Floating Rate Class B Trade Receivables Participation Certificates ("Class B Certificates"), which represent fractional undivided interests in the Receivables and other assets of the master trust. The Class A Certificates bear interest at one month LIBOR plus
 .35% and the Class B Certificates, which are subordinated to the Class A Certificates, bear interest at one month LIBOR plus .70%. The Company has entered into two-year interest rate cap agreements, expiring in May 1997 which specify that the one-month LIBOR base rate will not be greater than 7.50% with respect to $175 million of Class A Certificate borrowings under the Receivables Program. In addition, the Company issued Floating Rate Revolving Principal Trade Receivables Participation Certificates ("Revolving Certificates"), pursuant to which investors may purchase up to $75 million of interests in the master trust, which Certificates will bear interest, at the Company's option, at either LIBOR plus .35% or the federal funds rate plus 1.00%. The Revolving Certificates will rank pari passu in right of payment with the Class A Certificates. There were no Revolving Certificates outstanding at September 30, 1995. The expected final payment date of amounts outstanding under the Receivables Program will be March 15, 2000, but earlier termination could occur upon the occurrence of certain defined events. In the event of a liquidation, losses on Receivables will first be absorbed by the residual certificate held by ARC and collections on Receivables will first be allocated to make payments of outstanding principal of the Certificates in accordance with their ratable interests in the assets of the master trust, after giving effect to the allocation of losses to the residual interest. Fees of $4.6 million incurred in connection with establishing the Receivables Program and interest rate cap agreements have been deferred and are being amortized on a straight-line basis over a period of two to five years. Class A Certificates of $175 million principal amount (at an interest rate of 6.2%) and Class B Certificates of $35 million principal amount (at an interest rate of 6.6%) were outstanding under the Receivables Program at September 30, 1995. The

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 5--LONG-TERM DEBT--(CONTINUED)
Company is required to pay a commitment fee of 1/4 of 1% per annum on the average unused portion of the Certificates. Restricted cash of $14.6 million at September 30, 1995, represents amounts temporarily deposited in the master trust from collections on the Receivables, which are designated for specific purposes pursuant to the Receivables Program.

 Revolving Credit Agreement

  In December 1994, the Company amended its existing credit agreement with a syndicate of senior lenders providing a senior secured facility of $380 million (the "Credit Agreement"). Among other things, the amendment (i) extended the term of the original credit agreement until January 3, 2000; (ii) provided interest rate stepdowns upon the occurrence of certain events; (iii) modified the borrowing base availability from inventory- and receivable-based to inventory-based; and (iv) increased the Company's ability to make acquisitions and pay dividends. An extraordinary loss of $3.4 million (less a $1.0 million tax benefit) was recorded during the fiscal year ended September 30, 1995 representing the write-off of the unamortized financing fees relating to the former revolving credit facility. In connection with the new revolving credit facility, the Company incurred approximately $5.5 million in financing fees which have been deferred and are being amortized on a straight-line basis over the five-year term of the Credit Agreement. The maximum amount that may be borrowed under the Credit Agreement is limited to the extent of a sufficient borrowing base (up to a maximum of $380 million), which is essentially 65% of eligible inventory in fiscal year 1995, 62.5% of eligible inventory in fiscal year 1996, and 60% of eligible inventory thereafter.

  The Credit Agreement may be prepaid during its term, although such indebtedness may be subsequently reborrowed. The indebtedness under the Credit Agreement may be permanently repaid in full or reduced in part at any time at the option of the Company, without premium or penalty, upon prior written notice.

  At the Company's option, borrowings under the Credit Agreement bear interest at a rate per annum determined as follows: (i) a LIBOR rate, plus an applicable margin (1.75% at September 30, 1995); or (ii) the applicable prime rate of interest plus an applicable margin (.50% at September 30, 1995). Interest on loans under the Credit Agreement is payable quarterly or, if earlier, at the end of the applicable interest period loan intervals. A portion of the net proceeds from the initial public offering (see Note 6) were used to pay down the Company's revolving credit facility. As a result of the public offering, and the Company's performance in 1995, the borrowing rate alternatives under the Credit Agreement was reduced to LIBOR plus 1.25% and the Prime rate plus zero beginning in October 1995.

  Under the terms of the Credit Agreement, the Company granted the senior lenders a perfected first priority security interest in substantially all of the Company's assets (except accounts receivable and certain related assets), including, without limitation, real property, fixed assets, equipment, inventory, stock of subsidiaries, trademarks, and intangible assets, to secure its borrowings under the Credit Agreement. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the average unused portion of the Credit Agreement plus an annual administration fee. At September 30, 1995, the $150 million outstanding under the Credit Agreement bore interest at the rate of 7.6% per annum.

 Senior Subordinated Notes

  Contemporaneously with the consummation of the Receivables Program and the execution of the Credit Agreement, the Company redeemed all of the outstanding 14 1/2% senior subordinated notes at a redemption price

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 5--LONG-TERM DEBT--(CONTINUED)

 Senior Subordinated Notes--(continued)

of 106% of the principal amount plus accrued interest through the redemption date. In connection with the redemption of the 14 1/2% senior subordinated notes, the Company recorded an extraordinary charge of $12.1 million (less a $3.4 million tax benefit) during the fiscal year ended September 30, 1995 relating to the write-off of unamortized deferred financing fees and premiums paid on the redemption.

 Senior Debentures

  On July 26, 1993, the Company issued $126.5 million principal amount of 11 1/4% Senior Debentures ("Senior Debentures") due 2005 in a public offering. Interest on the Senior Debentures is payable semiannually on January 15 and July 15 of each year. Through and including the semiannual payment due July 15, 1998, the Company may elect, at its option, to issue additional Senior Debentures in satisfaction of its interest payment obligations. The Senior Debentures are senior unsecured obligations of the Company and rank pari passu in right of payment with all senior borrowings of the Company and senior in right of payment to all subordinated indebtedness of the Company. The Senior Debentures are structurally subordinated to all indebtedness and other obligations of the Company. Substantially all the net proceeds from the Senior Debentures (approximately $122 million) were applied to redeem the 18% Senior Subordinated Debentures, 18 1/2% Merger Debentures and 19 1/2% Junior Subordinated Debentures of the Company. The debt refinancing resulted in an extraordinary charge of $12.8 million during the fiscal year ended September 30, 1993 relating to the redemption of the Merger Debentures and the write-off of deferred financing costs, net of a tax benefit of $3.2 million. In connection with the Senior Debentures, the Company incurred approximately $5.1 million in financing fees which have been deferred and are being amortized over the twelve-year life of the indebtedness. In conjunction with the initial public offering, the Company, in May 1995, redeemed one-half of the Senior Debentures outstanding for 110% of the principal amount plus accrued interest through the date of redemption (approximately $84.4 million), which resulted in an extraordinary charge of $9.6 million (less a $2.7 million tax benefit) related to the write-off of unamortized deferred financing fees and premiums paid on the redemption.

  The indentures governing the Receivables Program, the Credit Agreement, and the Senior Debentures contain restrictions and covenants, as amended, which include limitations on incurrence of additional indebtedness, prohibition of indebtedness, restrictions on distributions and dividends to stockholders, the repurchase of stock and the making of certain other restricted payments, the issuance of preferred stock, the creation of certain liens, transactions with subsidiaries and other affiliates, and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including current ratio, leverage, interest coverage ratio, fixed charge coverage, and maintenance of minimum net worth.

  Interest paid on the above indebtedness during the fiscal years ended September 30, 1995, 1994, and 1993 was $43.6 million, $46.1 million, and $39.7 million, respectively.

  Total amortization of financing fees and expenses (included in interest expense) for the fiscal years ended September 30, 1995, 1994, and 1993 was $2.5 million, $4.0 million, and $3.9 million, respectively.

  As of September 30, 1995, the Company's revolving credit facility and receivables securitization financing had fair values that approximated their carrying amounts. The fair value of the Senior Debentures was approximately $81 million and was based on a quoted value from brokers of 108.5%.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 6--STOCKHOLDERS' EQUITY

  In April 1995, the Company issued 7,590,000 shares of Class A common stock in a public offering at $21.00 per share. The net proceeds from the offering of $148.2 million were used to reduce the Company's outstanding indebtedness (see Note 5). On a pro forma basis, income and earnings per share before extraordinary items for fiscal 1995 would have been $35.0 million and $1.57, respectively, if the public offering had occurred on October 1, 1994. The pro forma information assumes reduced interest expense and applicable income tax adjustments resulting from the application of the net proceeds from the offering and it assumes 22,271,936 shares of common stock outstanding for the year. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results. In conjunction with the public offering, the Company's Board of Directors authorized a 2.95-for-1 stock split and, accordingly all references to earnings per share and share data in these financial statements have been restated to give effect to the stock split. Also, the Company eliminated all authorized shares of preferred stock, increased the authorized number of shares of Class A common stock to 50,000,000 and decreased the authorized number of shares of Class B common stock to 15,000,000.

  The holders of the Class A common stock are entitled to one vote per share on all matters on which holders of Class A common stock are entitled to vote. The holders of the Class A common stock may elect at any time to convert any or all such shares into the Class B common stock on a share-for-share basis (but only to the extent that such record holder of Class A common stock shall be deemed to be required to convert such Class A common stock into Class B common stock pursuant to applicable law).

  The rights of holders of Class B and Class C common stock and holders of Class A common stock are substantially identical and entitle the holders thereof to the same rights, privileges, benefits, and notices, except that holders of Class B and Class C common stock generally do not possess the right to vote on any matters to be voted upon by the stockholders of the Company, except as provided by law. Holders of Class B and Class C common stock may elect at any time to convert any and all of such shares into Class A common stock, on a share-for-share basis, to the extent the holder thereof is not prohibited from owning additional voting securities by virtue of regulatory restrictions.

  The Class C common stock is subject to substantial restrictions on transfer and has certain registration and "take-along" rights. A share of Class C common stock will automatically be converted into a share of Class A common stock (a) immediately prior to its sale in a future public offering or (b) at such time as such share of Class C common stock has been sold publicly in a transaction that complies with maximum quantity limitations applicable to such sale until on or about March 31, 1996. Once a share of Class C common stock has been converted into Class A common stock, it will no longer be subject to any restrictions on transfer nor will it be entitled to the benefits of registration and take-along rights.

  During fiscal 1995, the Company issued 2,893,766 shares of Class A common stock upon the exercise of stock options (see Note 8), purchased as treasury stock 1,338,894 shares of Class B common stock from 399 Ventures Partners Inc., a wholly-owned indirect subsidiary of Citicorp pursuant to a prior agreement, and purchased as treasury stock 292,452 shares of Class A common stock from option holders to enable the holders to satisfy certain minimum tax withholding obligations. During fiscal 1994, 44,250 shares of Class A common stock were purchased as treasury stock.

NOTE 7--PENSION AND OTHER BENEFIT PLANS

  The Company provides a benefit for the majority of its employees under noncontributory defined benefit pension plans. For each employee, the benefits are based on years of service and average compensation. Pension costs, which are computed using the projected unit credit cost method, are funded on at least the minimum amount required by government regulations.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 7--PENSION AND OTHER BENEFIT PLANS--(CONTINUED)

  A summary of the components of net periodic pension cost charged to expense for the Company-sponsored defined benefit pension plans together with contributions charged to expense for a multi-employer union administered defined benefit pension plan the Company participates in follows (in thousands):

                                                         FISCAL YEAR ENDED
                                                           SEPTEMBER 30,
                                                      -------------------------
                                                       1995     1994     1993
                                                      -------  -------  -------
Service cost......................................... $ 2,267  $ 2,198  $ 1,912
Interest cost on projected benefit obligation........   2,495    2,165    2,034
Actual return on plan assets.........................  (2,876)     (13)  (2,842)
Net amortization and deferral........................     519   (2,038)     979
                                                      -------  -------  -------
Net pension cost of defined benefit plans............   2,405    2,312    2,083
Net pension cost of multi-employer plan..............     178      142      110
                                                      -------  -------  -------
    Total pension expense............................ $ 2,583  $ 2,454  $ 2,193
                                                      =======  =======  =======

  The following table sets forth (in thousands) the funded status and amount recognized in the consolidated balance sheets for the Company-sponsored defined benefit pension plans:

                                     1995                        1994
                          --------------------------- ---------------------------
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                            BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                          ------------- ------------- ------------- -------------
Plan assets at fair
 value..................     $27,997       $   523       $24,457       $  333
Actuarial present value
 of benefit obligations:
  Vested................      26,873         1,622        22,420        1,168
  Accumulated, not
   vested...............         471           268           421          210
                             -------       -------       -------       ------
Accumulated benefit
 obligations............      27,344         1,890        22,841        1,378
  Effect of future pay
   increases............      10,082            23         8,559           17
                             -------       -------       -------       ------
Projected benefit
 obligation.............      37,426         1,913        31,400        1,395
Plan assets less than
 projected benefit
 obligation.............      (9,429)       (1,390)       (6,943)      (1,062)
Unrecognized net
 transition asset.......        (826)          --           (996)         --
Unrecognized prior
 service cost...........       3,080           679         3,380          733
Adjustment to recognize
 minimum liability......         --         (1,027)          --          (813)
Unrecognized net loss
 related to assumptions.       7,255           371         4,013          149
                             -------       -------       -------       ------
Pension asset
 (liability) recognized.     $    80       $(1,367)      $  (546)      $ (993)
                             =======       =======       =======       ======

  Assumptions used in computing the funded status of the plans were as follows:

                                                             1995   1994   1993
                                                            ------ ------ ------
Discount rate..............................................  7.25%  7.75%  7.25%
Rate of increase in compensation levels....................  5.75%  6.25%  5.75%
Expected long-term rate of return on assets................ 10.00% 10.00% 10.00%

  Plan assets at September 30, 1995 are invested principally in listed stocks, corporate and government bonds, and cash equivalents.

  Additionally, the Company sponsors the Employee Investment Plan, a defined contribution 401(k) plan, which covers salaried and certain hourly employees. Eligible participants may contribute to the plan up to 2% to

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 7--PENSION AND OTHER BENEFIT PLANS--(CONTINUED)
6% of their regular compensation before taxes. The Company matches the employee contributions in an amount equal to 50% of the participants' contributions. An additional discretionary Company contribution in an amount not to exceed 50% of the participants' contributions may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over a five-year period depending upon an employee's years of service. Costs of the plan charged to expense for the fiscal years ended September 30, 1995, 1994, and 1993 amounted to $0.9 million, $1.1 million, and $0.8 million, respectively.

  As a result of special termination benefit packages previously offered, the Company provides medical, dental, and life insurance benefits to only a limited number of retirees and their dependents. These benefit plans are unfunded. Prior to October 1, 1993, the Company recognized the expenses for these plans on the cash basis. Effective October 1, 1993, pursuant to Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106), the Company recognized the accumulated obligation related to these benefits resulting in a noncash charge to net income in 1994 of $1.2 million. The accumulated postretirement benefit obligation was $1.2 million as of September 30, 1995. The weighted average discount rate used in determining the accumulated postretirement benefit obligations was 7.25% and 7.75% at September 30, 1995 and 1994, respectively. The annual expense for such benefits is not material.

NOTE 8--STOCK OPTION PLANS

  In fiscal 1989, the Company adopted the AmeriSource Health Corporation and Subsidiaries Employee Stock Purchase Plan (the "Purchase Plan") to enable certain members of management to participate in the equity ownership of the Company. Pursuant to the Purchase Plan, management investors, on November 3, 1989, purchased options on 1,716,347 shares of the Company's Class A common stock which were exercisable at $.34 per share. Through fiscal 1993, 184,744 options were extinguished. The remaining 1,531,603 options outstanding under the Purchase Plan were exercised during fiscal 1995 in conjunction with the Company's public offering. No further awards will be granted under the Purchase Plan.

  In fiscal 1990, the Company adopted the Partners Stock Option Plan (the "Partners Plan") to enable other employees of the Company to participate in the equity ownership of the Company. On March 2, 1991, options to acquire 368,160 shares of Class A common stock were granted at an exercise price of $.34 per share. The options under the Partners Plan became exercisable when they vested on September 30, 1994. Through fiscal 1993, 28,320 options were canceled. During fiscal 1995, 3,392 options were canceled, and the remaining 336,448 options were exercised. No further awards will be granted under the Partners Plan.

  In fiscal 1992, the Company adopted the 1991 Stock Option Plan (the "1991 Option Plan") for the granting of nonqualified stock options to acquire up to an aggregate of 1,069,375 shares of Class A common stock. The options were granted to certain members of the Company's management at an exercise price of $.34 per share on April 8, 1992. During fiscal 1994, 29,500 options were extinguished. During fiscal 1995, 14,160 options were canceled and the remaining 1,025,715 options outstanding under the 1991 Option Plan were exercised in conjunction with the Company's public offering. No further awards will be granted under the 1991 Option Plan.

  During fiscal 1995, the Company adopted the AmeriSource Health Corporation 1995 Stock Option Plan (the "1995 Option Plan"), which provides for the granting of nonqualified stock options to acquire up to approximately 1.2 million shares of common stock to employees of the Company at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods are determined at the date of grant by a committee of the Board of Directors. Options expire six years after the date

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 8--STOCK OPTION PLANS--(CONTINUED)
of grant unless an earlier expiration date is set at the time of grant. During fiscal 1995, 895,000 options were granted under the 1995 Option Plan at an exercise price of $21.00 per share, and a 5-year vesting period; 7,500 options were subsequently canceled, leaving 887,500 options outstanding at September 30, 1995, none of which were exercisable.

  During fiscal 1995, the Company also adopted the AmeriSource Health Corporation Non-Employee Director Stock Option Plan (the "Directors Plan"), which provides for the grant of stock options to the Company's nonemployee directors. Under the Directors Plan, stock options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options become fully exercisable on the first anniversary of their respective grant, except for the options under the initial grant, which are fully exercisable on the third anniversary of the grant. The total number of shares to be issued under the Directors Plan may not exceed 50,000 shares. During fiscal 1995, an initial grant of options under this plan were granted to purchase 20,000 shares of common stock at $21.00 per share, all of which were outstanding and none of which were exercisable at September 30, 1995.

NOTE 9--LEASES

  The costs of capital leases are included in property and equipment and the obligations therefor in other debt. Related amortization is included in depreciation. At September 30, 1995, future minimum payments totaling $31.2 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 1996--$7.8 million; 1997--$7.0 million; 1998--$5.2 million; 1999--$3.2 million; 2000--$2.2 million; and thereafter (through 2009)--$5.8 million. In the normal course of business, operating leases are generally renewed or replaced by other leases.

  Total rental expense was $7.6 million in fiscal 1995, $6.2 million in fiscal 1994, and $6.0 million in fiscal 1993.

NOTE 10--LEGAL MATTERS AND CONTINGENCIES

  In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings, and governmental investigations, including antitrust, environmental, product liability, and regulatory agency and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

  In November 1993, the Company, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, were named as defendants in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. Plaintiffs seek injunctive relief, treble damages, attorneys' fees, and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. In addition, the Company has released any claims that it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 10--LEGAL MATTERS AND CONTINGENCIES--(CONTINUED)

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.9 million at September 30, 1995), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

  The Company has received notices from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Company's taxable years 1987 through 1991. The proposed adjustments indicate a net increase to taxable income for these years of approximately $24 million and relate principally to the deductibility of costs incurred with respect to the leveraged buyout transaction which occurred in 1988. The Company has analyzed these matters with tax counsel and believes it has meritorious defenses to the deficiencies asserted by the Internal Revenue Service. The Company will contest the asserted deficiencies through the administrative appeals process and, if necessary, litigation. The Company believes that any amounts assessed will not have a material effect on the financial statements of the Company.

NOTE 11--NONRECURRING CHARGES

  The nonrecurring charges in 1993 consisted of $1.3 million in losses on the disposal of three warehouses and charges of $1.0 million for the write-down to net realizable value of two additional warehouses no longer in operation which were designated for sale.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 12--OTHER INFORMATION (UNAUDITED)

                           QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          THREE MONTHS ENDED (1)
                             --------------------------------------------------
                             DECEMBER 31, MARCH 31,    JUNE 30,   SEPTEMBER 30,
                                 1994        1995        1995         1995
                             ------------ ----------  ----------  -------------
Revenues....................  $1,129,096  $1,178,035  $1,158,113   $1,203,704
Gross profit................      63,237      65,638      65,509       71,971
Selling and administrative
 expenses, depreciation and
 amortization...............      41,298      40,272      41,825       45,125
Operating income............      21,939      25,366      23,684       26,846
Income before extraordinary
 items......................         886       6,673       9,880       10,779
Extraordinary charge--Early
 retirement of debt.........     (11,749)       (126)     (6,162)         --
Net income (loss)...........     (10,863)      6,547       3,718       10,779
Per share (fully diluted):
  Income before
   extraordinary items......         .06         .45         .46          .48
  Extraordinary items.......        (.80)        --         (.29)         --
    Net income (loss) per
     share..................        (.74)        .45         .17          .48

                                         THREE MONTHS ENDED (1) (2)
                              -------------------------------------------------
                              DECEMBER 31, MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                  1993        1994       1994         1994
                              ------------ ---------- ----------  -------------
Revenues.....................  $1,014,816  $1,038,626 $1,045,646   $1,083,105
Gross profit.................      53,999      58,480     57,455       65,257
Selling and administrative
 expenses, depreciation and
 amortization................      35,999      37,546     37,652       42,087
Operating income (loss)......      18,000      20,934   (164,096)      23,170
Income (loss) before
 extraordinary items and
 cumulative effects of
 accounting changes..........       2,579       3,822   (180,057)       1,239
Extraordinary charge--
  Early retirement of debt...        (656)        --         --           --
  Cumulative effects of
   accounting changes........     (34,598)        --         --           --
Net income (loss)............     (32,675)      3,822   (180,057)       1,239
Per share (fully diluted):
  Income (loss) before
   extraordinary items and
   cumulative effects of
   accounting changes........         .18         .26     (12.21)         .08
  Extraordinary items........        (.04)        --         --           --
  Cumulative effects of
   accounting changes........       (2.35)        --         --           --
    Net income (loss) per
     share...................       (2.21)        .26     (12.21)         .08

--------
(1) Previously reported revenues have been restated to exclude the effect of bulk shipments to customers' warehouses as discussed in Note 1.
(2) December 31, 1993 amounts reflect the cumulative effect of the accounting changes for postretirement benefits other than pensions and income taxes. June 30, 1994 amounts reflect the write-off of goodwill discussed in Note 3.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  (No response to this Item is required.)

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding directors appearing under "Election of Directors" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the February 28, 1996 annual meeting of stockholders (the "1996 Proxy Statement") is incorporated herein by reference. The Company will file the 1996 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation appearing under "Management, "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors," and "Stockholder Return Performance" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership of Certain Beneficial Owners and Management" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Relationships and Transactions" in the 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES.

  Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

                                                                            PAGE
                                                                            ----
AmeriSource Health Corporation and Subsidiaries
Report of Ernst & Young LLP, Independent Auditors.........................   13
Consolidated Balance Sheets as of September 30, 1995 and 1994.............   15
Consolidated Statements of Operations for the fiscal years ended September
 30, 1995, 1994 and 1993..................................................   17
Consolidated Statements of Changes in Stockholders' Equity for the fiscal
 years ended September 30, 1995, 1994 and 1993............................   18
Consolidated Statements of Cash Flows for the fiscal years ended September
 30, 1995, 1994 and 1993..................................................   19
Notes to Consolidated Financial Statements................................   20

  Financial Statement Schedules: The following financial statement schedules are submitted in response to Item 14(a)(2) and Item 14(d):

AmeriSource Health Corporation and Subsidiaries
 Schedule I --Condensed Financial Information of AmeriSource Health
              Corporation as of
              September 30, 1995 and 1994 and for the fiscal years ended
              September 30, 1995, 1994 and 1993............................ S-1
 Schedule II--Valuation and Qualifying Accounts............................ S-4

  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) List of Exhibits.*

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  2      Not Applicable.
  3.1    Certificate of Incorporation of the Registrant, as amended.
  3.2    By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, Amendment No. 1,
         Registration No. 33-44244).
  4.1    Indenture, dated as of May 30, 1986, between AmeriSource Corporation
         ("AmeriSource") and Bankers Trust Company, as trustee relating to the
         6 1/4% Convertible Subordinated Debentures due 2001 of AmeriSource
         (the "Convertible Debentures") including the form of Convertible
         Debenture (incorporated by reference to Exhibit 4 to AmeriSource's
         Current Report, dated July 1, 1986, on Form 8-K).
  4.2    First Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.23 to Registrant's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.3    Second Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.24 to Registrant's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.4    Indenture dated July 15, 1993 between Registrant and Security Trust
         Company, N.A., as trustee relating to the 11 1/4% Senior Debentures due 2005 (the "Senior Debentures") of Registrant including the form of the Senior Debentures (incorporated by reference to Exhibit 4 to
         Registrant's and AmeriSource's Form 10-Q for the quarter ended June
         30, 1993).
  4.5    Amended and Restated Credit Agreement, dated as of December 13, 1994 among AmeriSource, General Electric Capital Corporation individually and as agent, Bankers Trust Company, as co-agent, and the banks and other financial institutions named therein (incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1994).
  4.6    First Amendment dated as of February 10, 1995 to the Amended and
         Restated Credit Agreement.
  4.7    Second Amendment dated as of September 30, 1995 to the Amended and
         Restated Credit Agreement.
  4.8    Third Amendment dated as of November 27, 1995 to the Amended and
         Restated Credit Agreement.
  4.9    Receivables Purchase Agreement, dated as of December 13, 1994 between
         AmeriSource, as Seller and AmeriSource Receivables Corporation, as
         Purchaser (incorporated by reference to Exhibit 4.11 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1994).
  4.10   AmeriSource Receivables Master Trust Pooling and Servicing Agreement,
         dated as of December 13, 1994 among AmeriSource Receivables
         Corporation, as transferor, AmeriSource, as the initial Servicer, and
         Manufacturers and Traders Trust Company, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrant's Annual Report on Form
         10-K for the fiscal year ended September 30, 1994).
  4.11   Revolving Certificate Purchase Agreement, dated as of December 13,
         1994 among AmeriSource Receivables Corporation, AmeriSource, The
         Revolving Purchasers and Bankers Trust Company, as Agent and Revolving
         Purchaser (incorporated by reference to Exhibit 4.13 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1994).
  4.12   Series 1994-1 Supplement to Pooling and Servicing Agreement, dated as of December 13, 1994 among AmeriSource Receivables Corporation, as transferor, AmeriSource, as initial Servicer, and Manufacturers and
         Traders Trust Company, as Trustee (incorporated by reference to
         Exhibit 4.14 to the Company's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1994).
  9      Not Applicable.

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.1    Stock Purchase and Stockholders' Agreement, dated December 29, 1988, among Drexel Burnham Lambert Incorporated, the other purchasers named therein, Registrant and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1,
         Registration No. 33-27835, filed March 29, 1989).
 10.2    Stock Purchase Agreement, dated as of December 29, 1988, among
         Registrant, Anthony C. Howkins, The NTC Group, Inc., Barton J. Winokur
         and Citicorp Venture Capital Ltd. (incorporated by reference to
         Exhibit 10.4 to the Registration Statement on Form S-1, Registration
         No. 33-27835, filed March 29, 1989).
 10.3    AmeriSource Master Pension Plan (incorporated by reference to Exhibit
         10.9 to the Registration Statement on Form S-1, Registration No. 33-
         27835, filed March 29, 1989).
 10.4    AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1,
         Registration No. 33-27835, filed March 29, 1989).
 10.5    AmeriSource 1985 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to AmeriSource's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1985).
 10.6    Form of Securities Purchase and Holders Agreement among Registrant,
         Citicorp Venture Capital Ltd. and a Management Investor (incorporated by reference to Exhibit 10.14 to Amendment No. 1, filed August 15,
         1989, to the Registration Statement on Form S-1, Registration No. 33-
         27835).
 10.7    Form of Take-Along and Registration Rights Agreement between
         Registrant and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.19 to Amendment No. 2, filed September 7, 1989, to the Registration Statement on Form S-1, Registration No. 33-27835).
 10.8    Agreement, dated October 14, 1994, among certain manufacturers and wholesalers of prescription products, including AmeriSource
         (incorporated by reference to Exhibit 10.13 to Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1994).
 10.9    Registrant's 1995 Stock Option Plan (incorporated by reference to
         Exhibit 10.16 to Amendment No. 2 to the Registrant's Registration
         Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).
 10.10   Registrant's Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant's
         Registration Statement on Form S-2 dated April 3, 1995, Registration
         No. 33-57513).
 10.11   Registration Rights Agreement dated as of March 30, 1995 among
         Registrant and 399 Venture Partners, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant's Registration
         Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).
 11      Not Applicable.
 12      Not Applicable.
 13      Not Applicable.
 16      Not Applicable.
 18      Not Applicable.
 21      Subsidiaries of Registrant.
 22      Not Applicable.
 23      Consent of Independent Auditors.
 24      Not Applicable.
 27      Financial Data Schedule.
 99      Not Applicable.

--------
 * Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

(b) Reports on Form 8-K.

  Registrant did not file a Current Report on Form 8-K during the fiscal quarter ended September 30, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         AmeriSource Health Corporation


Date: December 22, 1995                  By:      /s/ Kurt J. Hilzinger
                                             ----------------------------------
                                                 (KURT J. HILZINGER) VICE
                                                PRESIDENT, CHIEF FINANCIAL
                                             OFFICER AND TREASURER (PRINCIPAL
                                             FINANCIAL OFFICER AND PRINCIPAL
                                                   ACCOUNTING OFFICER)

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON DECEMBER 22, 1995 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                             TITLE
              ---------                             -----

        /s/ John F. McNamara                 Chairman, President
-------------------------------------         and Chief
         (JOHN F. MCNAMARA)                   Executive Officer
                                              (Principal
                                              Executive Officer)

       /s/ Bruce C. Bruckmann                Director
-------------------------------------
        (BRUCE C. BRUCKMANN)

       /s/ Michael A. Delaney                Director
-------------------------------------
        (MICHAEL A. DELANEY)

        /s/ Richard C. Gozon                 Director
-------------------------------------
         (RICHARD C. GOZON)

       /s/ Lawrence C. Karlson               Director
-------------------------------------
        (LAWRENCE C. KARLSON)

          /s/ George Strong                  Director
-------------------------------------
           (GEORGE STRONG)

                                             Director
-------------------------------------
           (JAMES A. URRY)

        /s/ Barton J. Winokur                Director
-------------------------------------
         (BARTON J. WINOKUR)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             SEPTEMBER 30,
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
                                     ASSETS
Cash....................................................  $      22  $      38
Receivable from AmeriSource Corporation.................     17,174     15,300
Deferred financing costs and other......................      2,422      4,964
Investment at equity in AmeriSource Corporation (accumu-
 lated losses of AmeriSource in excess of investment)...    (79,241)  (171,472)
                                                          ---------  ---------
                                                          $ (59,623) $(151,170)
                                                          =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued Expenses........................................  $   1,808  $   5,543
Long-Term Debt
  Senior debentures.....................................     74,293    144,013
Stockholders' Equity
  Common Stock, $.01 par value
    Class A (Voting and convertible):
     50,000,000 shares authorized; issued 9/95--
     12,062,560 shares; 9/94-- 532,143 shares...........        121          5
    Class B (Non-voting and convertible):
     15,000,000 shares authorized; issued 9/95--
     12,969,050 shares; 9/94-- 12,980,885 shares........        130        130
    Class C (Non-voting and convertible):
     2,000,000 shares authorized; issued 9/95--440,158
     shares; 9/94--1,475,000 shares.....................          4         15
  Capital in excess of par value........................    165,044      4,676
  Retained earnings (deficit)...........................   (294,803)  (304,984)
  Cost of common stock in treasury......................     (6,220)      (568)
                                                          ---------  ---------
                                                           (135,724)  (300,726)
                                                          ---------  ---------
                                                          $ (59,623) $(151,170)
                                                          =========  =========


                  See notes to condensed financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FISCAL YEAR ENDED
                                                        SEPTEMBER 30,
                                                 -----------------------------
                                                   1995      1994       1993
                                                 --------  ---------  --------
Revenues.......................................  $    726  $          $     65
Administrative expenses........................       (55)       104       430
Interest expense...............................    13,573     15,338    20,273
                                                 --------  ---------  --------
(Loss) Before Taxes, Extraordinary Items,
 Cumulative Effects of Accounting Changes and
 Equity in Net Income (Loss) of Subsidiary.....   (12,792)   (15,442)  (20,638)
Equity in net income (loss) of subsidiary
 before extraordinary items and cumulative
 effects of accounting changes.................    33,937   (172,241)    6,590
Income tax (benefit)...........................    (7,073)   (15,266)   (6,574)
                                                 --------  ---------  --------
Income (Loss) Before Extraordinary Items and
 Cumulative Effects of Accounting Changes......    28,218   (172,417)   (7,474)
Extraordinary Charge--early retirement of debt,
 net of income tax benefit.....................   (18,037)      (656)  (11,890)
Extraordinary Credits:
 Reduction of income tax provision of
  subsidiary from carryforward of prior year
  operating losses.............................                            484
 Reduction of income tax provision from
  carryforward of prior year operating losses..                            262
Cumulative effect of changes in accounting for
 income taxes of $33,399 and postretirement
 benefits other than pensions of $1,199........              (34,598)
                                                 --------  ---------  --------
   Net Income (Loss)...........................  $ 10,181  $(207,671) $(18,618)
                                                 ========  =========  ========
Earnings (Loss) Per Share (fully diluted)
 Income (Loss) Before Extraordinary Items and
  Cumulative Effects of Accounting Changes.....  $   1.53  $  (11.69) $   (.51)
 Extraordinary Items...........................      (.98)      (.04)     (.75)
 Cumulative Effect of Accounting Changes.......                (2.35)
                                                 --------  ---------  --------
   Net Income (Loss) per share.................  $    .55  $  (14.08) $  (1.26)
                                                 ========  =========  ========
Weighted Average Number of Common Shares
 Outstanding (thousands).......................    18,396     14,750    14,750

                                ---------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                     FISCAL YEAR ENDED
                                                       SEPTEMBER 30,
                                                ------------------------------
                                                  1995      1994       1993
                                                --------  ---------  ---------
OPERATING ACTIVITIES
 Net income (loss)............................. $ 10,181  $(207,671) $ (18,618)
 Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating
  activities:
   Amortization................................      361        434         78
   Equity in net (income) loss of subsidiary...  (22,062)   207,728     (1,190)
   Loss on early retirement of debt............    9,638                 6,787
   Debentures issued in lieu of payment of
    interest...................................    4,572     14,904     20,378
   Income tax benefit invested in AmeriSource
    Corporation................................   (8,498)    (7,348)    (5,127)
   Changes in operating assets and liabilities:
     Receivable from AmeriSource Corporation...   (1,874)    (7,927)    (3,083)
     Accrued expenses..........................    1,755        (50)        63
     Deferred compensation.....................                           (539)
     Miscellaneous.............................                  10       (300)
                                                --------  ---------  ---------
     NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES...............................   (5,927)        80     (1,551)
FINANCING ACTIVITIES
 Long-term debt borrowings.....................                        126,500
 Long-term debt repayments.....................  (81,722)             (120,134)
 Net proceeds from initial public offering.....  148,168
 Deferred financing costs and other............      (28)       (55)    (5,140)
 Exercise of stock options.....................      566
 Repurchase of stock options...................                 (10)       (18)
 Purchases of treasury stock...................   (5,652)       (15)        (3)
                                                --------  ---------  ---------
     NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES...............................   61,332       (80)      1,205
INVESTING ACTIVITIES
 Capital contribution..........................  (55,421)                  346
                                                --------             ---------
     NET CASH (USED IN) PROVIDED BY INVESTING
      ACTIVITIES...............................  (55,421)                  346
                                                --------  ---------  ---------
DECREASE IN CASH...............................      (16)       -0-        -0-
Cash at beginning of year......................       38         38         38
                                                --------  ---------  ---------
CASH AT END OF YEAR............................ $     22  $      38  $      38
                                                ========  =========  =========

                  See notes to condensed financial statements.

                        AMERISOURCE HEALTH CORPORATION

                FOOTNOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying condensed financial statements present the financial position, results of operations and cash flows of AmeriSource Health Corporation (the "Company") as of the dates and for the periods indicated in accordance with Rule 12-04 of Regulation S-X of the Securities Exchange Act of the Securities and Exchange Commission and, accordingly do not include the accounts of its wholly-owned subsidiaries. The Company's primary asset is its investment in and receivables from AmeriSource Corporation which is a wholly-owned subsidiary of the Company. Substantially all of the Company's operations are transacted by AmeriSource Corporation. The ability of the Company to pay its obligations depends on the operations of AmeriSource Corporation and its ability to pay dividends to the Company.

  These condensed financial statements should be read in conjunction with the Consolidated Financial Statements of AmeriSource Health Corporation and Subsidiaries contained in Item 8 of this document for more information on long-term debt, stockholders' equity and other disclosures.

NOTE 2--LONG-TERM DEBT

  In July 1993, the Company issued $126.5 million principal amount of 11 1/4% Senior Debentures due in 2005. Interest on the Senior Debentures is payable semiannually on January 15 and July 15 of each year. Through July 15, 1998, the Company may elect, at its option, to issue Senior Debentures in satisfaction of its interest payment obligations. The Senior Debentures are structurally subordinated to all indebtedness and other obligations of the Company. In connection with the Senior Debentures, the Company incurred approximately $5.1 million in financing fees which have been deferred and are being amortized over the twelve-year life of the indebtedness. In connection with the initial public offering described below, the Company redeemed one-half of the Senior Debentures outstanding which resulted in an extraordinary charge of $9.6 million (less a $2.7 million tax benefit) related to the write-off of unamortized deferred financing fees and premiums paid on redemption.

NOTE 3--STOCKHOLDERS' EQUITY

  In April 1995, the Company issued 7,590,000 shares of Class A common stock in a public offering at $21.00 per share. The net proceeds from the offering of $148.2 million (net of $1.3 million of issuance costs) were used to redeem a portion of the Senior Debentures ($81.7 million) described above and the remaining amounts were invested in AmeriSource Corporation, which were used to reduce its indebtedness. In conjunction with the initial public offering, the Company authorized a 2.95-for-1 stock split and, accordingly all references to earnings per share and share data in these condensed financial statements have been restated to give effect to the stock split.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------------
         COL. A                                     COL. B            COL. C             COL. D      COL. E
--------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                             -------------------------
                                                  BALANCE AT CHARGED TO   CHARGED TO               BALANCE AT
                                                  BEGINNING  COSTS AND  OTHER ACCOUNTS DEDUCTIONS-   END OF
      DESCRIPTION                                 OF PERIOD   EXPENSES    -DESCRIBE    DESCRIBE(1)   PERIOD
--------------------------------------------------------------------------------------------------------------
AMERISOURCE HEALTH CORPORATION AND
 SUBSIDIARIES
------------------------------------------------
YEAR ENDED SEPTEMBER 30, 1995
 Allowance for doubtful accounts..............     $9,370,000 $5,449,000                $1,878,000  $12,941,000
                                                   ========== ==========                ==========  ===========
YEAR ENDED SEPTEMBER 30, 1994
 Allowance for doubtful accounts..............     $7,681,000 $4,612,000                $2,923,000   $9,370,000
                                                   ========== ==========                ==========  ===========
YEAR ENDED SEPTEMBER 30, 1993
 Allowance for doubtful accounts..............     $6,952,000 $3,186,000                $2,457,000   $7,681,000
                                                   ========== ==========                ==========  ===========

--------
(1) Accounts written off during year, net of recoveries.