Form 10-Q
period 1995-12-31
AMERISOURCE DISTRIBUTION CORP
filed 1996-02-13
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
              1934 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1995

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 31, 1995 was: Class A--11,808,703, Class B-- 9,981,576; Class C--380,407.

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

 PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)

          Consolidated balance sheets--December 31, 1995 and September 30, 1995

          Consolidated statements of operations--Three months ended December
          31, 1995 and December 31, 1994

          Consolidated statements of cash flows--Three months ended December
          31, 1995 and December 31, 1994

          Management's Discussion and Analysis of Financial Condition and

  Item 2. Results of Operations

 PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

ITEM 1. AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1995         1995
                                                      ------------ -------------
                       ASSETS
Current Assets:
  Cash and cash equivalents.........................   $   49,840    $ 32,171
  Restricted cash...................................        7,578      14,638
  Accounts receivable less allowance for doubtful
   accounts: 12/95--$12,292, 9/95--$12,941..........      340,049     318,652
  Merchandise inventories...........................      547,837     404,522
  Prepaid expenses and other........................        3,215       3,221
                                                       ----------    --------
    Total current assets............................      948,519     773,204
Property and Equipment, at cost.....................       80,035      76,826
  Less accumulated depreciation.....................       33,529      31,582
                                                       ----------    --------
                                                           46,506      45,244
Deferred financing costs and other, less accumulated
 amortization: 12/95--$3,481; 9/95--$2,842..........       19,561      20,225
                                                       ----------    --------
                                                       $1,014,586    $838,673
                                                       ==========    ========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1995         1995
                                                      ------------ -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................  $  548,024    $ 462,804
  Accrued expenses and other.........................      29,970       27,720
  Accrued income taxes...............................      17,363       13,596
  Deferred income taxes..............................      25,892       25,892
                                                       ----------    ---------
    Total current liabilities........................     621,249      530,012
Long-Term Debt:
  Revolving credit facility..........................     199,348      150,000
  Receivables securitization financing...............     233,851      209,842
  Senior debentures..................................      74,293       74,293
  Other debt.........................................       1,663        1,629
                                                       ----------    ---------
                                                          509,155      435,764
Other Liabilities....................................       8,069        8,621
Stockholders' Equity
  Common Stock, $.01 par value:
   Class A (Voting and convertible):
    50,000,000 shares authorized;
    issued 12/95--12,159,785 shares;
    9/95--12,062,560 shares..........................         121          121
   Class B (Non-voting and convertible):
    15,000,000 shares authorized;
    issued 12/95--12,931,576 shares;
    9/95--12,969,050 shares..........................         130          130
   Class C (Non-voting and convertible):
    2,000,000 shares authorized;
    issued 12/95--380,407 shares;
    9/95--440,158 shares.............................           4            4
  Capital in excess of par value.....................     168,031      165,044
  Retained earnings (deficit)........................    (285,953)    (294,803)
  Cost of common stock in treasury...................      (6,220)      (6,220)
                                                       ----------    ---------
                                                         (123,887)    (135,724)
                                                       ----------    ---------
                                                       $1,014,586     $838,673
                                                       ==========    =========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                             (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                           1995       1994
                                                        ---------- ----------
Revenues............................................... $1,282,513 $1,129,096
Cost of goods sold.....................................  1,212,788  1,065,859
                                                        ---------- ----------
Gross Profit...........................................     69,725     63,237
Selling and administrative expenses....................     43,338     39,598
Depreciation...........................................      1,996      1,700
                                                        ---------- ----------
  Operating income.....................................     24,391     21,939
Interest expense.......................................      9,132     17,323
                                                        ---------- ----------
Income before taxes and extraordinary item.............     15,259      4,616
Taxes on income........................................      6,409      3,730
                                                        ---------- ----------
Income before extraordinary item.......................      8,850        886
Extraordinary charge-early retirement of debt, net of
 income tax benefit....................................        --     (11,749)
                                                        ---------- ----------
  Net income (loss).................................... $    8,850 $  (10,863)
                                                        ========== ==========
Earnings (loss) per share (fully diluted):
  Income before extraordinary item..................... $      .39 $      .06
  Extraordinary item...................................        --        (.80)
                                                        ---------- ----------
    Net income (loss).................................. $      .39 $     (.74)
                                                        ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              DECEMBER 31
                                                          --------------------
                                                            1995       1994
                                                          ---------  ---------
OPERATING ACTIVITIES
 Net income (loss)....................................... $   8,850  $ (10,863)
 Adjustments to reconcile net income (loss) to net cash
  (used in) operating activities:
  Depreciation...........................................     1,996      1,700
  Amortization...........................................       693        812
  Provision for losses on accounts receivable............      (145)     2,737
  (Gain) loss on disposal of property and equipment......         5        (26)
  Deferred income taxes..................................     2,673       (184)
  Loss on early retirement of debt.......................               15,426
  Changes in operating assets and liabilities:
   Restricted cash.......................................     7,060     (6,748)
   Accounts receivable...................................   (21,252)   (33,221)
   Merchandise inventories...............................  (143,315)  (162,804)
   Prepaid expenses......................................         6       (107)
   Accounts payable, accrued expenses and income taxes...    91,237     29,062
   Debentures issued in lieu of payment of interest......                3,957
  Miscellaneous..........................................      (224)       307
                                                          ---------  ---------
    NET CASH (USED IN) OPERATING ACTIVITIES..............   (52,416)  (159,952)
INVESTING ACTIVITIES
 Capital expenditures....................................    (3,309)    (3,364)
 Proceeds from sales of property and equipment...........        46      1,627
                                                          ---------  ---------
    NET CASH (USED IN) INVESTING ACTIVITIES..............    (3,263)    (1,737)
FINANCING ACTIVITIES
 Long-term debt borrowings...............................   424,457    593,505
 Long-term debt repayments...............................  (351,109)  (420,393)
 Deferred financing costs................................               (6,253)
 Exercise of stock option................................                  114
 Purchase of treasury stock..............................               (1,270)
                                                          ---------  ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES............    73,348    165,703
                                                          ---------  ---------
Increase in cash and cash equivalents....................    17,669      4,014
Cash and cash equivalents at beginning of period.........    32,171     25,311
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $  49,840  $  29,325
                                                          =========  =========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

  The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmeriSource Health Corporation, formerly AmeriSource Distribution Corporation, and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 1995, the results of operations for the three months ended December 31, 1995 and 1994 and the cash flows for the three months ended December 31, 1995 and 1994 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

  The Company's income (loss) per share and share data in the financial statements have been retroactively restated to reflect the effect of the 2.95-for-1 stock split declared in connection with the public offering by the Company of its Common Stock in April, 1995.

NOTE 2--LEGAL MATTERS AND CONTINGENCIES

  In the ordinary course of its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including antitrust, environmental, product liability and regulatory agency and other matters. In some of these proceedings, plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.9 million at December 31, 1995), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

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

NOTE 3--EARNINGS PER SHARE

  Earnings (loss) per share is computed on the basis of its weighted average number of shares outstanding during the periods presented (22,170,686 and 14,750,000 for the three months ended December 31, 1995 and December 31, 1994, respectively) plus the dilutive effect of stock options (326,364 for the quarter ended December 31, 1995 on a fully diluted basis). Share and per share amounts prior to April 1995 have been adjusted for the 2.95-for-1 stock split effected in conjunction with the Company's public offering.

NOTE 4--SUBSEQUENT EVENT

  In January 1996, the Company entered into an agreement to acquire all of the stock of Gulf Distribution Inc. in a cash transaction. Gulf Distribution Inc. is a Miami, Florida based wholesale pharmaceutical distributor with annualized revenues of approximately $180 million. The purchase price is expected to be approximately $25 to $35 million and the transaction will be accounted for by the purchase method.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Revenues in the first quarter of fiscal 1996 increased 14% to $1.3 billion from $1.1 billion in the first quarter of fiscal 1995. The year-to-year revenue gains reflect increases across all customer groups and the impact of the Company's expansion into new geographic markets, especially in the northeastern and western United States. Revenues of the Company's western region increased at more than triple the overall growth rate. During the three months ended December 31, 1995, sales to hospitals increased 5%, sales to independent drug store customers increased 22%, and sales to the chain drug store customer group increased 21%, as compared with the prior fiscal year. During the three months ended December 31, 1995 sales to hospitals accounted for 43% of total revenues, while sales to independent drug stores accounted for 37% and sales to chain drug stores, 20% of the total.

  Gross profit of $69.7 million in the first quarter of fiscal 1996 increased by 10% over the first quarter of 1995 due to the increase in revenues. As a percentage of revenues, the gross profit margin in the first quarter was 5.44% as compared to 5.60% in the prior year. The slight deterioration in gross profit margin from the prior year was due to the consolidation of certain customer groups in the hospital and chain drug store segments.

  Operating expenses increased by $4.0 million or 10%, in the first quarter of fiscal 1996 compared with the prior year quarter, and as a percentage of revenues, represent 3.54% in 1996 and 3.66% in 1995. The increase of $4.0 million in fiscal 1996 is primarily due to increases in warehouse and delivery expenses relating to the volume increases and the cost of opening new distribution facilities in Orlando, Florida, and Phoenix, Arizona, as well as continued integration costs of the Sacramento, California facility opened in 1995, and the Idaho Falls facility acquired in 1995. The decrease as a percentage of revenues in fiscal 1996 is due to continued economies of scale at the Company's established locations.

  Operating income of $24.4 million in the first quarter of fiscal 1996 increased by 11% over the prior year quarter. As a percentage of revenues, the Company's operating margin declined to 1.90% in 1996 from 1.94% in 1995.

  Interest expense of $9.1 million in the first quarter of fiscal 1996 represents a decrease of $8.2 million or 47% compared to the prior year quarter. The decrease was due to the redemption, in January, 1995 of the $166.1 million of 14 1/2% senior subordinated notes, the redemption, in May 1995, of $74.3 million of 11 1/4% senior debentures, and lower average borrowing rates due to the implementation of the receivables securitization financing in December 1994, and reductions in the borrowing rates of the Company's revolving credit facility which was amended in December 1994. Average borrowings during the quarter ended December 31, 1995 were $461 million as compared to $572 million in the prior year. The income tax provision for the quarter ended December 31, 1995 was computed based on an estimate of the full year effective tax rate. The extraordinary charge in fiscal 1995 of $15.4 million, net of a tax benefit of $3.7 million, relates to the amendment of the revolving credit facility and the redemption of the 14 1/2% senior subordinated notes and the consequent write-off of unamortized financing fees and redemption premiums paid in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  During the three-month period ended December 31, 1995, the Company's operating activities used $52.4 million in cash. The increase of $143.3 in merchandise inventories offset by the $85.2 million increase in accounts payables accounted for most of the use of funds. The increases in inventories and accounts payable reflect the timing of seasonal purchases and related payments as well as increased purchases in anticipation of manufacturer price increases. A portion of the increase in inventories during the quarter was also due to the opening of the Phoenix, Arizona and Orlando, Florida distribution facilities and the growth of the facilities in the northeastern and western United States opened during fiscal 1995. Operating cash uses during the three month period ended December 31, 1995 included $6.7 million in interest payments and $13,000 in income tax payments.

  Capital expenditures for the three months ended December 31, 1995 were $3.3 million and relate principally to the opening of the Orlando, Florida and Phoenix, Arizona distribution centers and equipment purchases for the Company's repackaging operation. Investments in management information systems and warehouse improvements are expected to continue throughout the year.

  Cash provided by financing activities during the first quarter of fiscal 1996 represents borrowings under the Company's revolving credit facility and its receivable securitization financing primarily to fund its working capital requirements. As a result of the Company's initial public offering in April 1995, and its financial results, the borrowing rate alternatives under its Credit Agreement were reduced by 1.0% to LIBOR plus 1.25% and the prime rate plus zero beginning in October 1995. At December 31, 1995, borrowings under the Company's $380 million revolving credit facility were $199 million (at an average interest rate of 7.8%) and borrowings under the $285 million Receivables Program were $234 million (at an average interest rate of 6.4%).

  An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock.

  The Company's operating results have generated sufficient cash flows which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and interest currently payable on outstanding debt. The Company's primary ongoing cash requirements will be to fund payment of interest on indebtedness, finance working capital, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

  In January 1996, the Company entered into an agreement to purchase all of the stock of Gulf Distribution Inc. in a cash transaction. The Company anticipates the transaction will be closed in February and will be funded by borrowings under the revolving credit facility. Gulf Distribution Inc. is a Miami, Florida based wholesaler with annualized revenues of approximately $180 million. The purchase price is expected to be approximately $25 to $35 million subject to an audit of the closing balance sheet.

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: No exhibits are filed as part of this report.

  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Amerisource Health Corporation

                                                   /s/ Kurt J. Hilzinger
                                          _____________________________________
                                             KURT J. HILZINGER VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER AND
                                            TREASURER (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

Date: February 13, 1996