Form 10-Q
period 1996-03-31
AMERISOURCE DISTRIBUTION CORP
filed 1996-04-29
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of March 31, 1996 was: Class A--11,995,206, Class B--9,896,041; Class C--279,439 .

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

 PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

          Consolidated balance sheets--March 31, 1996 and September 30, 1995

          Consolidated statements of operations--Three months ended March 31, 1996 and March 31, 1995

          Consolidated statements of operations--Six months ended March 31, 1996 and March 31, 1995

          Consolidated statements of cash flows--Six months ended March 31, 1996 and March 31, 1995

          Management's Discussion and Analysis of Financial Condition and

  Item 2. Results of Operations

 PART II. OTHER INFORMATION

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

ITEM 1. AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       (UNAUDITED)
                                                        MARCH 31,  SEPTEMBER 30,
                                                          1996         1995
                                                       ----------- -------------
                        ASSETS
Current Assets:
  Cash and cash equivalents........................... $   63,833    $ 32,171
  Restricted cash.....................................      6,102      14,638
  Accounts receivable less allowance for doubtful
   accounts: 3/96--$13,548, 9/95--$12,941.............    340,272     318,652
  Merchandise inventories.............................    590,675     404,522
  Prepaid expenses and other..........................      3,714       3,221
                                                       ----------    --------
    Total current assets..............................  1,004,596     773,204
Property and Equipment, at cost.......................     85,985      76,826
  Less accumulated depreciation.......................     35,432      31,582
                                                       ----------    --------
                                                           50,553      45,244
Other assets..........................................     27,983      20,225
                                                       ----------    --------
                                                       $1,083,132    $838,673
                                                       ==========    ========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                       MARCH 31,   SEPTEMBER 30,
                                                         1996          1995
                                                      -----------  -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................... $  609,607     $ 462,804
  Accrued expenses and other.........................     25,368        27,720
  Accrued income taxes...............................     17,357        13,596
  Deferred income taxes..............................     32,809        25,892
                                                      ----------     ---------
    Total current liabilities........................    685,141       530,012
Long-Term Debt:
  Revolving credit facility..........................    215,000       150,000
  Receivables securitization financing...............    209,860       209,842
  Senior debentures..................................     74,293        74,293
  Other debt.........................................      1,697         1,629
                                                      ----------     ---------
                                                         500,850       435,764
Other Liabilities....................................      7,518         8,621
Stockholders' Equity
  Common Stock, $.01 par value:
   Class A (Voting and convertible):
    50,000,000 shares authorized;
    issued 3/96--12,346,288 shares;
    9/95--12,062,560 shares..........................        124           121
   Class B (Non-voting and convertible):
    15,000,000 shares authorized;
    issued 3/96--12,846,041 shares;
    9/95--12,969,050 shares..........................        128           130
   Class C (Non-voting and convertible):
    2,000,000 shares authorized;
    issued 3/96--279,439 shares;
    9/95--440,158 shares.............................          3             4
  Capital in excess of par value.....................    171,441       165,044
  Retained earnings (deficit)........................   (275,853)     (294,803)
  Cost of common stock in treasury...................     (6,220)       (6,220)
                                                      ----------     ---------
                                                        (110,377)     (135,724)
                                                      ----------     ---------
                                                      $1,083,132      $838,673
                                                      ==========     =========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                             (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                           1996       1995
                                                        ---------- ----------
Revenues............................................... $1,362,056 $1,178,035
Cost of goods sold.....................................  1,283,898  1,112,397
                                                        ---------- ----------
Gross Profit...........................................     78,158     65,638
Selling and administrative expenses....................     48,907     38,536
Depreciation...........................................      1,968      1,736
                                                        ---------- ----------
  Operating income.....................................     27,283     25,366
Interest expense.......................................      9,870     14,666
                                                        ---------- ----------
Income before taxes and extraordinary item.............     17,413     10,700
Taxes on income........................................      7,313      4,027
                                                        ---------- ----------
Income before extraordinary item.......................     10,100      6,673
Extraordinary charge-early retirement of debt, net of
 income tax benefit....................................        --        (126)
                                                        ---------- ----------
  Net income........................................... $   10,100 $    6,547
                                                        ========== ==========
Earnings per share (fully diluted):
  Income before extraordinary item..................... $      .45 $      .45
  Extraordinary item...................................        --         --
                                                        ---------- ----------
    Net income......................................... $      .45 $      .45
                                                        ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                             (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                           1996       1995
                                                        ---------- ----------
Revenues............................................... $2,644,569 $2,307,131
Cost of goods sold.....................................  2,496,686  2,178,256
                                                        ---------- ----------
Gross Profit...........................................    147,883    128,875
Selling and administrative expenses....................     92,245     78,134
Depreciation...........................................      3,964      3,436
                                                        ---------- ----------
  Operating income.....................................     51,674     47,305
Interest expense.......................................     19,002     31,989
                                                        ---------- ----------
Income before taxes and extraordinary item.............     32,672     15,316
Taxes on income........................................     13,722      7,757
                                                        ---------- ----------
Income before extraordinary item.......................     18,950      7,559
Extraordinary charge-early retirement of debt, net of
 income tax benefit....................................        --     (11,875)
                                                        ---------- ----------
  Net income (loss).................................... $   18,950 $   (4,316)
                                                        ========== ==========
Earnings (loss) per share (fully diluted):
  Income before extraordinary item..................... $      .84 $      .51
  Extraordinary item...................................        --        (.80)
                                                        ---------- ----------
    Net income (loss).................................. $      .84 $     (.29)
                                                        ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                           SIX MONTHS ENDED
                                                               MARCH 31
                                                          --------------------
                                                            1996       1995
                                                          --------  ----------
OPERATING ACTIVITIES
 Net income (loss)....................................... $ 18,950  $   (4,316)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation...........................................    3,964       3,436
  Amortization...........................................    1,340       1,298
  Provision for losses on accounts receivable............      192       3,543
  (Gain) loss on disposal of property and equipment......      (14)        (35)
  Deferred income taxes..................................    5,724        (999)
  Loss on early retirement of debt.......................               15,552
  Changes in operating assets and liabilities:
   Restricted cash.......................................    8,536     (38,098)
   Accounts receivable...................................     (204)    (17,736)
   Merchandise inventories............................... (153,828)    (72,445)
   Prepaid expenses......................................     (104)       (503)
   Accounts payable, accrued expenses and income taxes...  119,028     (23,362)
   Debentures issued in lieu of payment of interest......                8,101
  Miscellaneous..........................................      597        (911)
                                                          --------  ----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..    4,181    (126,475)
INVESTING ACTIVITIES
 Capital expenditures....................................   (9,741)     (5,998)
 Proceeds from sales of property and equipment...........      465       1,694
 Cost of company acquired................................  (28,329)
                                                          --------  ----------
    NET CASH (USED IN) INVESTING ACTIVITIES..............  (37,605)     (4,304)
FINANCING ACTIVITIES
 Long-term debt borrowings...............................  806,060   1,053,905
 Long-term debt repayments............................... (740,974)   (914,578)
 Deferred financing costs................................               (7,704)
 Exercise of stock option................................                  114
 Purchase of treasury stock..............................               (1,270)
                                                          --------  ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES............   65,086     130,467
                                                          --------  ----------
Increase (decrease) in cash and cash equivalents.........   31,662        (312)
Cash and cash equivalents at beginning of period.........   32,171      25,311
                                                          --------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $ 63,833  $   24,999
                                                          ========  ==========


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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1996, the results of operations for the three and six months ended March 31, 1996 and 1995 and the cash flows for the six months ended March 31, 1996 and 1995 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.9 million at March 31, 1996), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

  In November 1993, the Company, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, were named as defendants in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. In addition, the Company is a party to a parallel suit filed in state court in Minnesota. Plaintiffs seek injunctive relief, treble damages, attorneys' fees, and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. In addition, the Company has released any claims that it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. On April 4, 1996, the federal court granted the wholesalers' motion for summary judgment.

NOTE 3--EARNINGS PER SHARE

  Earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding during the periods presented (22,170,686 and 14,780,238 for the three months ended March 31, 1996 and March 31, 1995, respectively; and 22,170,686 and 14,764,953 for the six months ended March 31, 1996 and March 31, 1995, respectively) plus the dilutive effect of stock options (339,707 and 333,035 for the three and six months ended March 31, 1996, respectively on a fully diluted basis). Share and per share amounts prior to April 1995 have been adjusted for the 2.95-for-1 stock split effected in conjunction with the Company's public offering.

NOTE 4--ACQUISITION

  In February 1996, the Company acquired all of the stock of Gulf Distribution Inc. in a cash transaction. Gulf Distribution Inc. is a Miami, Florida based wholesale pharmaceutical distributor with annualized revenues of approximately $180 million. The purchase price was $28.3 million and the transaction was accounted for by the purchase method. The excess of the purchase price over net assets acquired has been allocated to goodwill. Changes in purchase accounting estimates may result in a reallocation of the purchase price within one year of the acquisition.

NOTE 5--SUBSEQUENT EVENTS

  In April 1996, the Company purchased and retired $26.7 million of its 11 1/4% Senior Debentures for 111% of the principal amount plus accrued interest through the date of purchase (approximately $30.5 million) which resulted in an extraordinary charge of $3.7 million (less a $1.6 million tax benefit) relating to the market premium and related writeoff of unamortized financing fees.

  In April 1996, the Company filed a registration statement with respect to a proposed public offering by the Company of up to 5,520,000 shares of Class A common stock, including an over-allotment option of up to 720,000 shares. Of the 5,520,000 shares to be offered, 1,500,000 shares are to be sold by the Company and 4,020,000 shares are to be sold by certain stockholders of the Company (the "Selling Stockholders"). The Company will not receive any of the proceeds from the shares to be sold by the Selling Stockholders. The proceeds from the 1,500,000 shares to be sold by the Company will be used to repay long-term debt and for general corporate purposes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Revenues for the three months ended March 31, 1996 increased 16% to $1.4 billion from $1.2 billion in fiscal 1995. For the six months ended March 31, 1996, revenues were $2.6 billion, an increase of $337.4 million or 15% compared to the prior year. The year-to-year revenue gains reflect increases across all customer groups and the impact of the Company's expansion into new geographic markets, especially in the western and northeastern United States, and price increases. Revenues of the Company's western region increased by 43% in the first six months of fiscal 1996. The acquisitions of Newbro Drug Company in July 1995 and Gulf Distribution Inc. in February 1996 accounted for 2% of the 15% increase in revenues for the first six months of fiscal 1996. During the six months ended March 31, 1996, sales to hospitals increased 5%, sales to independent drug store customers increased 24%, and sales to the chain drug store customer group increased 21%, as compared with the prior fiscal year. During the six months ended March 31, 1996 sales to hospitals accounted for 43% of total revenues, while sales to independent drug stores accounted for 37% and sales to chain drug stores 20% of the total.

  Gross profit of $78.2 million in the second quarter of fiscal 1996 increased by 19% over 1995 due to the increase in revenues and gross profit margin expansion. As a percentage of revenues, the gross profit margin in the second fiscal quarter of fiscal 1996 was 5.74% as compared to 5.57% in the prior year. For the six months ended March 31, 1996, the gross profit margin percentage of 5.59% was unchanged from the prior year. The increase in gross profit margin percentage from the prior year second quarter was due to increased sales of higher margin generic drugs, the continued introduction of new marketing programs with manufacturers, the growth of higher margin specialty businesses such as pharmaceutical repackaging, and an increase in inventory investment buying activity, offset in part by a decline in selling margin percentage due to continuing price competition throughout the industry.

  Operating expenses increased by $10.6 million or 26%, in the second quarter of fiscal 1996 compared with the prior year, and as a percentage of revenues, were 3.74% in 1996 and 3.42% in 1995. For the first six months of fiscal 1996, operating expenses increased 18% compared to the prior year and represented 3.64% of revenues versus 3.54% of revenues in the prior year. The increase as a percentage of revenue in fiscal 1996 is primarily due to the cost of opening new distribution facilities in Orlando, Florida, and Phoenix, Arizona, integration costs related to Newbro Drug Company and Gulf Distribution, Inc., above average growth of the higher cost to service independent drug store segment, and the cost of developing new value added marketing programs. These costs have been offset in part by continued economies of scale at the Company's established locations.

  Operating income of $27.3 million in the second quarter of fiscal 1996 increased by 8% over the prior year. For the six months ended March 31, 1996 operating income increased by 9% compared to the prior year. As a percentage of revenues, the Company's operating margin declined to 1.95% in fiscal 1996 from 2.05% in fiscal 1995 due to the increase in expenses discussed above. The Company is evaluating its distribution network to identify opportunities for increased efficiencies and cost reduction necessary to maintain and grow its operating margin.

  Interest expense of $9.9 million in the second quarter of fiscal 1996 represents a decrease of $4.8 million or 33% compared to the prior year quarter. For the six month period ended March 31, 1996 interest expense declined by $13.0 million or 41% versus the prior year six month period. The decrease was due to the redemption, in January 1995 of the $166.1 million of 14 1/2% senior subordinated notes, the redemption, in May 1995, of $74.3 million of 11 1/4% senior debentures, and lower average borrowing rates due to the implementation of the receivables securitization financing in December 1994 and reductions in the borrowing rates of the Company's revolving credit facility which was amended in December 1994. Average borrowings during the quarter ended March 31, 1996 were $522 million as compared to average borrowings of $673 million in the prior year second quarter. For the six months ended March 31, 1996, average borrowings were $486 million versus average borrowings of $623 million in the prior year.

  The income tax provisions for the three and six months ended March 31, 1996 were computed based on an estimate of the full year effective tax rate. The extraordinary charge in fiscal 1995 of $15.6 million, net of a tax benefit of $3.7 million, relates to the amendment of the revolving credit facility and the redemption of the 14 1/2% senior subordinated notes and the consequent write-off of unamortized financing fees and redemption premiums paid in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  During the six-month period ended March 31, 1996, the Company's operating activities generated $4.2 million in cash despite the increase of $153.8 million in merchandise inventories which was offset in part by the $119.0 million increase in accounts payable and reflects the Company's growth as well as increased purchases in anticipation of manufacturer price increases and other deal buying opportunities. A portion of the increase in inventories during the six month period was also due to the opening of the Phoenix, Arizona and Orlando, Florida distribution facilities. Operating cash uses during the six month period ended March 31, 1996 included $18.5 million in interest payments and $4.3 million in income tax payments.

  Capital expenditures for the six months ended March 31, 1996 were $9.7 million and are primarily equipment purchases related to the expansion of the Company's pharmaceutical repackaging operation, the opening of the Orlando, Florida and Phoenix, Arizona distribution centers, and additional investments in information technology. Investments in information technology and warehouse improvements are expected to continue throughout the year, and total capital expenditures are expected to be $15 million for the fiscal year.

  In February 1996, the Company purchased all of the stock of Gulf Distribution Inc. in a cash transaction. The transaction was funded by borrowings under the revolving credit facility. Gulf Distribution Inc. is a Miami, Florida-based wholesaler with annualized revenues of approximately $180 million. The purchase price was $28.3 million.

  Cash provided by financing activities during the first six months of fiscal 1996 represents borrowings under the Company's revolving credit facility and its receivable securitization financing primarily to fund its working capital requirements. As a result of the Company's initial public offering in April 1995 and its financial results, the borrowing rate alternatives under the revolving credit facility were reduced by 1.0% to LIBOR plus 1.25% and the prime rate plus zero beginning in October 1995. At March 31, 1996, borrowings under the Company's $380 million revolving credit facility were $215 million (at an average interest rate of 6.9%) and borrowings under the $285 million Receivables Program were $210 million (at an average interest rate of 5.8%).

  An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock.

  The Company's operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and interest currently payable on outstanding debt. The Company's primary ongoing cash requirements will be to fund payment of interest on indebtedness, finance working capital, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

  In April 1996, the Company filed a registration statement with the SEC to sell approximately 5.5 million shares of its common stock, including an over-allotment option of 0.7 million shares, via a public offering. Of the 5.5 million shares to be offered, 1.5 million shares are to be sold by the Company and 4.0 million shares are to be sold by certain stockholders of the Company (the "Selling Stockholders"). The Company will not receive any of the proceeds from the shares to be sold by the Selling Stockholders. If successful, the proceeds from the 1.5 million shares to be sold by the Company will be used to repay long-term debt and for general corporate purposes.

  In April 1996, the Company purchased and retired $26.7 million of its 11 1/4% Senior Debentures for 111% of the principal amount plus accrued interest through the date of purchase (approximately $30.5 million) which resulted in an extraordinary charge of $3.7 million (less a $1.6 million tax benefit) relating to the market premium on the redemption and related writeoff of unamortized financing fees.

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice or remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On February 28, 1996, the Company held its annual meeting of stockholders, at which the following were reelected as directors of the Company to hold office until the next annual meeting of stockholders and until their successors have been elected and qualified: John F. McNamara, Bruce C. Bruckmann, Michael A. Delaney, Richard C. Gozon, Lawrence C. Karlson, George
H. Strong, James A. Urry and Barton J. Winokur.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit Number 27 Financial Data Schedule

  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1996.

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

Date: April 29, 1996