Form 10-Q
period 1996-06-30
AMERISOURCE DISTRIBUTION CORP
filed 1996-08-14
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of June 30, 1996 was: Class A--16,809,216, Class B--6,596,041, Class C--267,429.

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

 PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
          Consolidated balance sheets--June 30, 1996 and September 30, 1995
          Consolidated statements of operations--Three months ended June 30, 1996 and June 30, 1995
          Consolidated statements of operations--Nine months ended June 30, 1996 and June 30, 1995
          Consolidated statements of cash flows--Nine months ended June 30, 1996 and June 30, 1995
          Management's Discussion and Analysis of Financial Condition and
  Item 2. Results of Operations
 PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

ITEM 1. AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       (UNAUDITED)
                                                        JUNE 30,   SEPTEMBER 30,
                                                          1996         1995
                                                       ----------- -------------
                        ASSETS
Current Assets:
  Cash and cash equivalents........................... $   59,568    $ 32,171
  Restricted cash.....................................      6,091      14,638
  Accounts receivable less allowance for doubtful
   accounts: 6/96--$14,394, 9/95--$12,941.............    332,026     318,652
  Merchandise inventories.............................    616,104     404,522
  Prepaid expenses and other..........................      4,267       3,221
                                                       ----------    --------
    Total current assets..............................  1,018,056     773,204
Property and Equipment, at cost.......................     87,976      76,826
  Less accumulated depreciation.......................     37,519      31,582
                                                       ----------    --------
                                                           50,457      45,244
Other assets..........................................     23,439      20,225
                                                       ----------    --------
                                                       $1,091,952    $838,673
                                                       ==========    ========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                       JUNE 30,    SEPTEMBER 30,
                                                         1996          1995
                                                      -----------  -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................... $  593,388     $ 462,804
  Accrued expenses and other.........................     25,643        27,720
  Accrued income taxes...............................     16,169        13,596
  Deferred income taxes..............................     32,508        25,892
                                                      ----------     ---------
    Total current liabilities........................    667,708       530,012
Long-Term Debt:
  Revolving credit facility..........................    260,000       150,000
  Receivables securitization financing...............    209,869       209,842
  Senior debentures..................................        --         74,293
  Other debt.........................................      1,773         1,629
                                                      ----------     ---------
                                                         471,642       435,764
Other Liabilities....................................      7,020         8,621
Stockholders' Equity
  Common Stock, $.01 par value:
   Class A (Voting and convertible):
    50,000,000 shares authorized;
    issued 6/96--17,160,298 shares;
    9/95--12,062,560 shares..........................        172           121
   Class B (Non-voting and convertible):
    15,000,000 shares authorized;
    issued 6/96--9,546,041 shares;
    9/95--12,969,050 shares..........................         95           130
   Class C (Non-voting and convertible):
    2,000,000 shares authorized;
    issued 6/96--267,429 shares;
    9/95--440,158 shares.............................          3             4
  Capital in excess of par value.....................    224,222       165,044
  Retained earnings (deficit)........................   (272,690)     (294,803)
  Cost of common stock in treasury...................     (6,220)       (6,220)
                                                      ----------     ---------
                                                         (54,418)     (135,724)
                                                      ----------     ---------
                                                      $1,091,952     $ 838,673
                                                      ==========     =========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            (UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                       ----------------------
                                                          1996        1995
                                                       ----------  ----------
Revenues.............................................. $1,420,006  $1,158,113
Cost of goods sold....................................  1,339,475   1,092,604
                                                       ----------  ----------
Gross Profit..........................................     80,531      65,509
Selling and administrative expenses...................     51,378      40,014
Depreciation..........................................      2,429       1,811
                                                       ----------  ----------
  Operating income....................................     26,724      23,684
Interest expense......................................      9,088      10,581
                                                       ----------  ----------
Income before taxes and extraordinary item............     17,636      13,103
Taxes on income.......................................      7,231       3,223
                                                       ----------  ----------
Income before extraordinary item......................     10,405       9,880
Extraordinary charge-early retirement of debt, net of
 income tax benefit...................................     (7,242)     (6,162)
                                                       ----------  ----------
  Net income.......................................... $    3,163  $    3,718
                                                       ==========  ==========
Earnings per share (fully diluted):
  Income before extraordinary item.................... $      .45  $      .46
  Extraordinary item..................................       (.31)       (.29)
                                                       ----------  ----------
    Net income........................................ $      .14  $      .17
                                                       ==========  ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                            (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                             JUNE 30,
                                                       ----------------------
                                                          1996        1995
                                                       ----------  ----------
Revenues.............................................. $4,064,575  $3,465,244
Cost of goods sold....................................  3,836,161   3,270,860
                                                       ----------  ----------
Gross Profit..........................................    228,414     194,384
Selling and administrative expenses...................    143,623     118,148
Depreciation..........................................      6,393       5,247
                                                       ----------  ----------
  Operating income....................................     78,398      70,989
Interest expense......................................     28,090      42,570
                                                       ----------  ----------
Income before taxes and extraordinary item............     50,308      28,419
Taxes on income.......................................     20,953      10,980
                                                       ----------  ----------
Income before extraordinary item......................     29,355      17,439
Extraordinary charge-early retirement of debt, net of
 income tax benefit...................................     (7,242)    (18,037)
                                                       ----------  ----------
  Net income (loss)................................... $   22,113  $     (598)
                                                       ==========  ==========
Earnings (loss) per share (fully diluted):
  Income before extraordinary item.................... $     1.29  $     1.02
  Extraordinary item..................................       (.32)      (1.06)
                                                       ----------  ----------
    Net income (loss)................................. $      .97  $     (.04)
                                                       ==========  ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            (UNAUDITED)
                                                         NINE MONTHS ENDED
                                                             JUNE 30,
                                                      ------------------------
                                                         1996         1995
                                                      -----------  -----------
OPERATING ACTIVITIES
 Net income (loss)................................... $    22,113  $      (598)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
  Depreciation.......................................       6,393        5,247
  Amortization.......................................       2,041        1,967
  Provision for losses on accounts receivable........       1,140        4,098
  Gain on disposal of property and equipment.........         (16)         (61)
  Deferred income taxes..............................       8,815       (1,009)
  Loss on early retirement of debt...................      11,142       25,190
  Changes in operating assets and liabilities:
   Restricted cash...................................       8,547      (35,118)
   Accounts receivable...............................       7,094       (7,858)
   Merchandise inventories...........................    (179,122)     (86,947)
   Prepaid expenses..................................        (657)      (2,051)
   Accounts payable, accrued expenses and income tax-
    es...............................................     102,166       61,643
   Debentures issued in lieu of payment of interest..         --         4,572
  Miscellaneous......................................       2,059       (1,973)
                                                      -----------  -----------
    NET CASH USED IN OPERATING ACTIVITIES............      (8,285)     (32,898)
INVESTING ACTIVITIES
 Capital expenditures................................    (12,008)       (9,064)
 Proceeds from sales of property and equipment.......         527        1,806
 Cost of companies acquired..........................    (28,725)         (500)
                                                      -----------  -----------
    NET CASH USED IN INVESTING ACTIVITIES............    (40,206)       (7,758)
FINANCING ACTIVITIES
 Long-term debt borrowings...........................   1,324,712    1,511,354
 Long-term debt repayments...........................  (1,298,166)  (1,605,474)
 Net proceeds from public offerings..................      49,300      148,194
 Deferred financing costs............................         --       (10,040)
 Exercise of stock option............................          42          549
 Purchase of treasury stock..........................         --        (5,225)
                                                      -----------  -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES........      75,888       39,328
                                                      -----------  -----------
Increase (decrease) in cash and cash equivalents.....      27,397       (1,328)
Cash and cash equivalents at beginning of period.....      32,171       25,311
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........... $    59,568  $    23,983
                                                      ===========  ===========

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1996, the results of operations for the three and nine months ended June 30, 1996 and 1995 and the cash flows for the nine months ended June 30, 1996 and 1995 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

  The Company's income (loss) per share and share data in the financial statements have been retroactively restated to reflect the effect of the 2.95-for-1 stock split declared in connection with the public offering by the Company of its Common Stock in April 1995.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.9 million at June 30, 1996), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

  In November 1993, the Company, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, was named as a defendant in the United States District Court in the Southern District of New York, in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. In addition, the Company is a party to a parallel suit filed in state court in Minnesota. Plaintiffs seek injunctive relief, treble damages, attorneys' fees, and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. Pursuant to the Judgement Sharing Agreement, the Company has released any claims that it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as cases which have been or may be filed in state courts.

  On April 4, 1996, the federal court granted the wholesalers' motion for summary judgment. The plaintiffs are appealing the grant of summary judgement in favor of the wholesalers to the United States Court of Appeals for the Seventh Circuit.

NOTE 3--EARNINGS PER SHARE

  Earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding during the periods presented (22,733,126 and 21,437,282 for the three months ended June 30, 1996 and June 30, 1995, respectively; and 22,358,166 and 16,989,062 for the nine months ended June 30, 1996 and June 30, 1995, respectively) plus the dilutive effect of stock options (401,142 and 73,197 for the three months ended June 30, 1996 and June 30, 1995, respectively; and 355,737 and 24,399 for the nine months ended June 30, 1996 and June 30, 1995, respectively, on a fully diluted basis). Share and per share amounts prior to April 1995 have been adjusted for the 2.95-for-1 stock split effected in conjunction with the Company's public offering.

NOTE 4--ACQUISITION

  In February 1996, the Company acquired all of the stock of Gulf Distribution Inc. in a cash transaction. Gulf Distribution Inc. is a Miami, Florida based wholesale pharmaceutical distributor with annualized revenues of approximately $180 million. The cost was $28.7 million and the transaction was accounted for by the purchase method. The excess of the purchase price over net assets acquired has been allocated to goodwill. Changes in purchase accounting estimates may result in a reallocation of the purchase price within one year of the acquisition.

NOTE 5--COMMON STOCK OFFERING

  In May 1996, the Company completed a public offering of 4,800,000 shares of Class A common stock at a price of $35 per share. Of the 4,800,000 shares sold, 1,500,000 shares were sold by the Company and 3,300,000 shares were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the shares sold by the Selling Stockholders. The net proceeds of $49.3 million from the 1,500,000 shares sold by the Company were used to repay long-term debt. (See Note 6). On a pro forma basis, assuming historical data is adjusted to reflect the public offering and related pay-down of long-term debt as if they occurred on October 1, 1995, earnings per share before extraordinary items for the three and nine month periods ended June 30, 1996 would not be materially different from reported earnings per share.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 6--LONG-TERM DEBT

  In April 1996, the Company purchased and retired $26.7 million of its 11 1/4% senior debentures through open market purchases for 111.25% of the principal amount (including fees) plus accrued interest. In June 1996, the Company redeemed the remaining $47.6 million of its senior debentures via a tender offer and related consent solicitation for 110.75% of the principal amount (including fees) plus accrued interest and a consent amount equal to 2.0% of the principal amount. These transactions resulted in an extraordinary charge, net of tax benefits, of $7.2 million relating to the open market purchase and tender offer premiums, transaction fees and the write-off of related unamortized financing costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Revenues for the three months ended June 30, 1996 increased 23% to $1.4 billion from $1.2 billion in fiscal 1995. For the nine months ended June 30, 1996, revenues were $4.1 billion, an increase of $599 million or 17% compared to the prior year. The year-to-year revenue gains reflect increases across all customer groups and the impact of the Company's expansion into new geographic markets, especially in the western and northeastern United States, and price increases. Revenues of the Company's western region increased by 46% in the first nine months of fiscal 1996. The acquisitions of Newbro Drug Company in July 1995 and Gulf Distribution Inc. in February 1996 accounted for 3% of the 17% increase in revenues for the first nine months of fiscal 1996. During the nine months ended June 30, 1996, sales to hospitals increased 7%, sales to independent drug store customers increased 27%, and sales to the chain drug store customer group increased 26%, as compared with the prior fiscal year. During the nine months ended June 30, 1996 sales to hospitals accounted for 43% of total revenues, while sales to independent drug stores accounted for 37% and sales to chain drug stores for 20% of the total.

  Gross profit of $80.5 million in the third quarter of fiscal 1996 increased by 23% over 1995 due to the increase in revenues. As a percentage of revenues, the gross profit margin in the third fiscal quarter of fiscal 1996 was 5.67% as compared to 5.66% in the prior year. For the nine months ended June 30, 1996, the gross profit margin percentage of 5.62% was slightly higher than the prior year margin of 5.61%. The small increase in gross profit margin percentage from the prior year third quarter was due to increased sales of higher margin generic drugs, the continued introduction of new marketing programs with manufacturers, the growth of higher margin specialty businesses such as pharmaceutical repackaging, and an increase in inventory investment buying activity, offset by a decline in selling margin percentage due to continuing price competition throughout the industry.

  Operating expenses increased by $12.0 million or 29%, in the third quarter of fiscal 1996 compared with the prior year, and as a percentage of revenues, were 3.79% in 1996 and 3.61% in 1995. For the first nine months of fiscal 1996, operating expenses increased 22% compared to the prior year and represented 3.69% of revenues versus 3.56% of revenues in the prior year. The increase as a percentage of revenues is primarily due to the cost of opening new distribution facilities in Orlando, Florida, and Phoenix, Arizona, in fiscal 1996 and Sacramento, California in June 1995, integration costs related to Newbro Drug Company and Gulf Distribution Inc., above average growth of the higher cost to service independent drug store segment, and the cost of developing new value added marketing programs. These costs have been offset in part by continued economies of scale at the Company's established locations.

  Operating income of $26.7 million in the third quarter of fiscal 1996 increased by 13% over the prior year. For the nine months ended June 30, 1996 operating income increased by 10% compared to the prior year. As a percentage of revenues, the Company's operating margin declined to 1.93% in fiscal 1996 from 2.05% in fiscal 1995 due to the increase in expenses discussed above. The Company is evaluating its distribution network to identify opportunities for increased efficiencies and cost reduction necessary to maintain and grow its operating margin.

  Interest expense of $9.1 million in the third quarter of fiscal 1996 represents a decrease of 14% compared to the prior year quarter. For the nine-month period ended June 30, 1996 interest expense declined by $14.5 million or 34% versus the prior year period. The decrease was due to the redemption in January 1995 of the $166.1 million of 14 1/2% senior subordinated notes, the redemption in May 1995 of $74.3 million of 11 1/4% senior debentures, the repurchase in April 1996 and the redemption in June 1996 of the remaining $74.3 million of 11 1/4% senior debentures, lower average borrowing rates due to the implementation of the receivables securitization financing in December 1994, and reductions in the borrowing rates of the Company's revolving credit facility which was amended in December 1994. Average borrowings during the quarter ended June 30, 1996 were $489 million as compared to average borrowings of $471 million in the prior year third quarter. For the nine months ended June 30, 1996, average borrowings were $487 million versus average borrowings of $572 million in the prior year.

  The income tax provisions for the three and nine months ended June 30, 1996 were computed based on an estimate of the full year effective tax rate. The extraordinary charge in fiscal 1996 of $7.2 million (net of a tax benefit of $3.9 million) relates to the purchase and redemption premiums and consequent write-off of unamortized deferred financing costs due to the purchase and redemption of the remaining $74.3 million of 11 1/4% senior debentures. The extraordinary charge in fiscal 1995 of $18.0 million (net of a tax benefit of $7.2 million) relates to the amendment of the revolving credit facility, the redemption of the 14 1/2% senior subordinated notes, the redemption of $74.3 million of 11 1/4% senior debentures and the consequent write-off of unamortized deferred financing costs in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  During the nine-month period ended June 30, 1996, the Company's operating activities used $8.3 million in cash due to the increase of $179.1 million in merchandise inventories which was offset in part by the $102.2 million increase in accounts payable, accrued expenses and income taxes and the reduction in restricted cash and accounts receivable balances, and reflects the Company's growth as well as increased inventory purchases in anticipation of manufacturer price increases and other deal buying opportunities. A portion of the increase in inventories during the nine month period was also due to the opening of the Phoenix, Arizona and Orlando, Florida distribution facilities. Operating cash uses during the nine month period ended June 30, 1996 included $28.6 million in interest payments and $5.7 million in income tax payments.

  Capital expenditures for the nine months ended June 30, 1996 were $12.0 million and are primarily equipment purchases related to the expansion of the Company's pharmaceutical repackaging operation, the opening of the Orlando, Florida and Phoenix, Arizona distribution centers, and additional investments in information technology. Investments in information technology and warehouse improvements are expected to continue throughout the year, and total capital expenditures are expected to be $16 million for the fiscal year.

  In February 1996, the Company purchased all of the stock of Gulf Distribution Inc. in a cash transaction. The transaction was funded by borrowings under the revolving credit facility. Gulf Distribution Inc. is a Miami, Florida-based wholesaler with annualized revenues of approximately $180 million. The cost of the acquisition was $28.7 million.

  In May 1996, the Company completed a public offering of 4.8 million shares of its common stock. Of the 4.8 million shares sold, 1.5 million shares were sold by the Company and 3.3 million shares were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the shares sold by the Selling Stockholders. The $49.3 million net proceeds from the 1.5 million shares sold by the Company were used along with borrowings under its revolving credit facility to redeem its remaining 11 1/4% senior debentures.

  In April 1996, the Company purchased and retired $26.7 million of its 11 1/4% senior debentures through open market purchases for 111.25% of the principal amount (including fees) plus accrued interest through the date of purchase. In June 1996, the Company redeemed the remaining $47.6 million of its senior debentures through a tender offer for 110.75% of the principal amount (including fees) plus accrued interest through the date of redemption and a consent amount equal to 2.0% of the principal amount. These transactions resulted in an extraordinary charge, net of tax benefits, of $7.2 million relating to the open market purchases and tender offer premiums, plus fees and the write-off of related unamortized deferred financing costs. The redemptions were funded by borrowings under the Company's revolving credit facility and proceeds from the public offering.

  Cash provided by financing activities during the first nine months of fiscal 1996 represents borrowings under the Company's revolving credit facility and its receivable securitization financing primarily to fund its working capital requirements. As a result of the Company's initial public offering in April 1995 and its financial results, the borrowing rate alternatives under the revolving credit facility were reduced by 1.0% to LIBOR plus 1.25% and the prime rate plus zero beginning in October 1995. At June 30, 1996, borrowings under the Company's $380 million revolving credit facility were $260 million (at an average interest rate of 7.0%) and borrowings under the $285 million Receivables Program were $210 million (at an average interest rate of 6.0%).

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

  Certain information in this report contains forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain factors as discussed in this Management's Discussion could cause actual results to differ materially from those in the forward-looking statements.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  In October 1995, a proceeding was instituted before the Massachusetts Board of Registration in Pharmacy (the "Massachusetts Board") against the Company. The Massachusetts Board alleged that the Company's application for the licensure of its facility in Springfield, Massachusetts submitted in September 1994 was inaccurate and insufficient. On June 21, 1996, the Company entered into a Consent Agreement with the Massachusetts Board pursuant to which it agreed to certain restrictions and penalties and to enhanced regulatory oversight for the next four years. The Company does not believe that the agreement will have a material adverse effect on its business or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibit Number 27 Financial Data Schedule

  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Amerisource Health Corporation

                                                   /s/ Kurt J. Hilzinger
                                          -------------------------------------
                                             KURT J. HILZINGER VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER AND
                                            TREASURER (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)

Date: August 13, 1996