Form 10-K
period 1996-09-30
AMERISOURCE DISTRIBUTION CORP
filed 1996-12-30
CIK 855042

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


                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Non-affiliates of AmeriSource Health Corporation, as of December 2, 1996, held 15,768,922 shares of voting stock. The registrant's voting stock is traded on the New York Stock Exchange under the trading symbol "AAS". The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the closing price of such stock on the New York Stock Exchange on December 2, 1996 and the assumption for this computation only that 399 Venture Partners, Inc. and all directors and executive officers of the registrant are affiliates) was $634,699,110.50.

The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 2, 1996 was: Class A--16,941,218; Class B-- 6,490,370; Class C--241,098.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III--Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held February 11, 1997.

                                    PART I

ITEM 1. BUSINESS

  AmeriSource Health Corporation, through its direct wholly-owned subsidiary AmeriSource Corporation (referred to interchangeably as "AmeriSource" and the "Company"), is the fourth largest full-service wholesale distributor of pharmaceutical products and related health care services in the United States. The Company serves its customers nationwide through 19 drug distribution facilities and two specialty products distribution facilities. AmeriSource is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive position of its customers and suppliers. The Company benefits from a diverse customer base that includes hospitals and managed care facilities (48%), independent community pharmacies (33%), and chain drug stores including pharmacy departments of supermarkets and mass merchandisers (19%).

  Over the past five years, AmeriSource has achieved significant growth in revenues and operating income before unusual items. The Company's revenues have increased from $2.7 billion in fiscal 1991 to $5.6 billion in fiscal 1996, a compound annual growth rate of 15.1%, while operating income before unusual items and amortization increased from $57.8 million in fiscal 1991 to $109.1 million in fiscal 1996, a compound annual growth rate of 13.5%. The Company's growth is primarily the result of market share gains in existing markets, geographic expansion and overall industry growth.

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

BUSINESS STRATEGY

  Over the past five years, AmeriSource has significantly expanded its national presence as a leading, innovative wholesale distributor of pharmaceutical products and related health care services. The Company believes it is well-positioned to continue its revenue growth and increase operating income through the execution of the following key elements of its business strategy:

  . Expanding into New Geographic Markets. The Company believes that there are substantial opportunities to grow by expanding into new geographic areas through opening new distribution facilities and making selective, complementary acquisitions. Since October 1993, the Company has opened six new distribution facilities. In October 1993, the Company opened a facility in Dallas, Texas, and in November 1994, the Company opened two additional facilities in Portland, Oregon and Springfield, Massachusetts. In June 1995, the Company opened a new facility in Sacramento, California and in October 1995, a new facility in Phoenix, Arizona was opened. In December 1995, the Company opened its newest facility in Orlando, Florida. Each of these new facilities began operations with an existing customer base in its regional marketplace. In addition, in July 1995, the Company acquired Newbro Drug Company, a regional wholesale pharmaceutical distributor based in Idaho Falls, Idaho, and in February 1996, the Company acquired Gulf Distribution Inc., a regional wholesale pharmaceutical distributor based in Miami, Florida. The Company believes that as industry consolidation pressures continue, additional opportunities may arise to selectively acquire additional local and regional drug wholesale companies facilitating expansion into new geographic areas and enhancement of its competitive position in existing markets.

  . Increasing Market Share in Existing Markets. The Company believes that it is well positioned to continue to grow in its existing markets by: (i) providing superior distribution services coupled with advanced information systems to reduce costs throughout the pharmaceutical supply channel; (ii) continuing to develop or acquire specialty value added services and programs to improve the competitiveness of its customers and suppliers; (iii) maintaining its low cost operating structure to ensure that the Company's services are priced competitively in the marketplace; and (iv) maintaining its decentralized operating structure to respond to customers' needs more quickly and efficiently and to ensure the continued
   development of local and regional management talent. These factors have allowed AmeriSource to compete effectively in the marketplace and generate above-average industry sales growth over the last three years.

  . Continuing Growth of Specialty Services. The Company works closely with both customers and suppliers to develop an extensive range of specialty services. In addition to enhancing the Company's profitability, these services increase customer loyalty and strengthen the Company's overall role in the pharmaceutical supply channel. These services include:

    --ECHO(TM), the Company's proprietary software system, provides sophisticated ordering and inventory management assistance to its hospital and retail customers. In addition to facilitating the primary supply and communications between the Company and its customers, ECHO(TM) enables the Company's customers to reduce their costs through ordering more efficiently, selecting from best price alternatives and maintaining formulary compliance. In fiscal 1995, the Company acquired Liberty Drug Systems, a software developer based in Greensboro, North Carolina. The technology acquired with this acquisition has been combined with the ECHO(TM) system to provide customers with a complete system for tracking usage, reordering products and managing records. Since the introduction of ECHO(TM) in early fiscal 1991, the Company has installed approximately 3,000 systems nationwide, and believes that its installed base of systems is one of the largest and most sophisticated in the wholesale drug industry.

    --Family Pharmacy(R) enables small chain and independent community pharmacies to compete more effectively through: (i) innovative advertising, marketing and promotional campaigns; (ii) value-added merchandising programs including private label product lines; (iii) enhanced access to pharmaceutical benefit programs of large health care groups, including third party payor programs; and (iv) access to disease management and pharmaceutical care programs. Family Pharmacy(R) has grown dramatically in recent years. With over 2,200 Family Pharmacy(R) member-stores, Family Pharmacy(R) in effect constitutes one of the largest drugstore chains in the United States.

    --The Company's Income Rx(R) program provides an integral value-added service to its hospital and retail pharmacist customers by continually reviewing the marketplace for generic products that offer the best price, quality and availability. With the increasing importance of generic pharmaceuticals, this program represents a significant opportunity for growth and profitability. In fiscal 1996, the Company introduced its AmeriSource Select(TM) automated generic compliance program. AmeriSource Select(TM) provides customers additional profit opportunity by channeling generic purchasing to preferred products in order to reduce product acquisition cost and decrease redundancies in other generic products stocked by the Company. Revenues attributable to AmeriSource's sale of generic and multi-source pharmaceuticals (including the Income Rx(R) program) have increased to approximately $550 million in fiscal 1996.

    --American Health Packaging(TM) (AHP) is the Company's pharmaceutical packaging division. In fiscal 1996, the Company expanded its packaging business by opening a new state-of-the art facility in Columbus, OH in order to provide customized packaging solutions to both customers and suppliers. The facility is capable of packaging pharmaceuticals into both unit of use and unit dose formats which provide higher productivity, better controls, and improved profitability throughout the pharmaceutical supply channel.

    --Encara(TM) is the Company's innovative pharmacy practice system which positions pharmacists to participate in drug therapy counseling and disease management for their customers. Encara(TM), which includes comprehensive training programs, proprietary software products, management services and ongoing support, allows pharmacists to market reimbursable care-based services to managed care organizations and other third party payors.

    --The Diabetes Shoppe(TM) program develops pharmacy-based diabetic care centers to market specialized products and training for diabetics through over 250 retail pharmacy members nationwide.

    --The Company's Health Services Plus(TM) business distributes vaccines, injectables and oncology products to physicians and clinics on a national basis. Rita Ann Distributors markets cosmetics and fragrances to chain drugstores and independent retail customers.

  . Maintain Low Cost Operating Structure. AmeriSource has the lowest operating cost structure among its three major national competitors. Over the past five years, the Company has significantly reduced operating expenses and investment in net working capital as a percentage of revenues. Specifically, the Company has reduced its selling and administrative expenses and depreciation as a percentage of revenues from 4.41% in fiscal 1991 to 3.68% in fiscal 1996. In addition, the Company continues to achieve productivity and operating income gains from continued investments in advanced management information systems, warehouse automation technology, and from operating leverage due to increased volume per Rx distribution facility. The addition of new facilities was accomplished with minimal incremental investment in corporate overhead. As these facilities continue to expand in their regional markets, the Company believes that its growth and profitability will be further enhanced.

INDUSTRY OVERVIEW

  The Company has benefited from the significant growth of the full-service drug wholesale industry in the United States. Industry sales grew from $30 billion in 1990 to an estimated $57 billion in 1995. The factors contributing to this growth, and the sources of future growth for the industry, include (i) an aging population, (ii) the introduction of new pharmaceuticals, (iii) the increased use of outpatient drug therapies, (iv) a higher concentration of distribution through wholesalers by both manufacturers and customers, and (v) rising pharmaceutical prices.

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

  Cost Containment Efforts. In response to rising health care costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate health care costs, the Company believes drug therapy has had a beneficial impact on overall health care costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for less than 9% of overall health care costs, and manufacturers' emphasis on research and development is expected to continue the introduction of cost effective drug therapies.

  Higher Concentration of Distribution Through Wholesalers. Over the past decade, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen. Drug wholesalers offer their customers and suppliers more efficient distribution and inventory management. As a result, from 1980 to 1995, the percentage of pharmaceutical sales through wholesale drug distributors increased from approximately 46% to approximately 61%. Order processing, inventory management and product delivery by wholesale drug distributors allow manufacturers to allocate their resources to research and development, manufacturing and marketing their products. Customers benefit from this shift by having a single source of supply for a full line of pharmaceutical products as well as lower inventory costs, more timely and efficient delivery, and improved purchasing and inventory information. In addition, customers also benefit from the range of value-added programs developed by wholesale drug distributors that are targeted to the specific needs of these customers, which, in turn, reduce their costs and increase their operating efficiencies.

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

  At the same time that sales through the wholesale drug industry have grown, the number of pharmaceutical wholesalers in the United States has decreased from 139 at the end of 1980 to approximately 44 as of September 1996. Industry analysts expect this consolidation trend to continue, with the industry's largest companies increasing their percentage of total industry sales.

OPERATIONS

  Decentralized Structure. The Company believes that operating economies of scale exist principally at the distribution facility level. In order to reduce costs and improve operating leverage, the Company began in fiscal 1989 an extensive consolidation program, which closed 17 of the 31 facilities open in October 1988. During the course of this consolidation program, the Company continued to significantly increase its revenues in each fiscal year.

  To expand into new geographic markets, AmeriSource has opened six new facilities since October 1993, and currently operates 19 drug wholesale distribution facilities and two specialty products distribution facilities, organized into four regions across the United States. Several operating units of the Company have over 100 years of history in the business and are among the nation's first drug distribution businesses. Unlike its more centralized competitors, the Company is structured as an organization of locally managed profit centers. Management of each operating unit has fiscal responsibility for its unit, and each operating unit has an established executive, sales and operations staff. The operating unit's results, including earnings and asset management goals, have a direct impact on management compensation. The operating units utilize the Company's corporate staff for marketing, financial, legal and executive management resources and corporate coordination of asset and working capital management.

  Sales and Marketing. The Company has an organization of over 250 sales professionals. A specially trained group of telemarketing/customer service representatives makes regular contact with customers regarding special offers. Within the sales organization, there is also a field force of approximately 50 hospital representatives, including regional hospital directors. The Company's corporate marketing department works with manufacturer suppliers to develop national programs and promotions. Tailored to specific customer classes, these programs can be further customized at the operating unit level to adapt to local market conditions. The marketing department gathers and disseminates information to each operating unit's purchasing and sales organization in order to enhance their competitive effectiveness.

  Facilities. Each of the Company's operating units carries an inventory line necessary for its local market. The efficient distribution of small orders is possible through the extensive use of computerization and modern warehouse techniques. These include computerized warehouse product location, routing and inventory replenishment systems, gravity-flow racking, mechanized order selection and efficient truck loading and routing. The Company typically delivers its products to its customers on a daily basis. It utilizes a fleet of owned and leased vans and trucks and contract carriers. Night picking operations in its distribution facilities have further reduced delivery time. Orders are generally delivered in fewer than 24 hours.

  The Company's 19 full service Rx distribution facilities and two specialty products facilities as of December, 1996, are organized into four regions throughout the United States. The following table presents certain information regarding the Company's operating units in the aggregate.

                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                    --------------------------------------------
                                      1992     1993     1994     1995     1996
                                    -------- -------- -------- -------- --------
                                        (DOLLARS IN MILLIONS; SQUARE FEET IN
                                                     THOUSANDS)
Revenue...........................  $3,237.7 $3,658.9 $4,182.2 $4,668.9 $5,551.7
Number of Rx distribution
 facilities.......................        17       15       14       18       20
Average revenue/Rx distribution
 facility.........................  $  189.7 $  243.0 $  297.1 $  257.8 $  275.6
Total square feet (Rx facilities).   1,414.0  1,372.3  1,322.1  1,446.9  1,817.5
Average revenue/square feet (Rx
 facilities)......................  $2,281.0 $2,656.0 $3,146.0 $3,207.0 $3,033.0

  Customers and Markets. The Company has a diverse customer base that includes hospitals and managed care facilities, independent community pharmacies, and chain drug stores including pharmacy departments of supermarkets and mass merchandisers. The Company offers a broad range of services designed to enhance the operating efficiencies and competitive position of its customers and suppliers. In addition, AmeriSource is typically the primary source of supply for its customers. The table below summarizes how the Company's customer sales mix has changed over the last five fiscal years. All years presented have been restated in fiscal 1996 to reclass nursing homes and clinics to the Hospital and Managed Care segment from the Independent segment.

                                       FISCAL YEAR ENDED SEPTEMBER 30,
                         -----------------------------------------------------------
                            1992        1993        1994        1995        1996
                         ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN MILLIONS)
Hospitals and Managed
 Care Facilities........ $1,387  43% $1,707  47% $2,126  51% $2,422  52% $2,673  48%
Independents............  1,222  38%  1,244  34%  1,292  31%  1,396  30%  1,807  33%
Chains..................    629  19%    708  19%    764  18%    851  18%  1,072  19%
                         ------ ---- ------ ---- ------ ---- ------ ---- ------ ----
   Total................ $3,238 100% $3,659 100% $4,182 100% $4,669 100% $5,552 100%
                         ====== ==== ====== ==== ====== ==== ====== ==== ====== ====

  No single customer represented more than 4% of the Company's total revenues during fiscal 1996 other than the federal government which, in the aggregate, accounted for approximately 17%. Excluding the federal government, the Company's top ten customers represented approximately 15% of total revenues during fiscal 1996. A profile of each customer segment follows:

  . Hospitals and Managed Care Facilities. AmeriSource is one of the nation's top three distributors in serving the hospital and managed care market segment, which is currently the fastest growing customer segment in the industry. Because hospitals and managed care facilities purchase large volumes of high priced, easily handled pharmaceuticals, the Company benefits from quick turnover of both inventory and receivables and lower than average operating expenses. The Company intends to continue to focus on the higher growth hospital and managed care market segment through the use of dedicated facilities and advanced information systems such as ECHO(TM). As a percentage of total revenues, sales to hospitals and managed care facilities increased from 43% in fiscal 1992 to 48% in fiscal 1996, and have grown at a compound rate of 17.8% over this period.

  . Independents. Independent community pharmacy owners represent the largest segment of the industry and provide the greatest opportunity for the Company's value-added services. The Company's sales to independent customers have risen at a compound rate of 10.2% from fiscal 1992 through fiscal 1996 due to the general growth of this customer segment and to the success of the Company's customized marketing and merchandising programs, such as its Family Pharmacy(R) program.

  . Chains. This category includes chain drug stores, including pharmacy departments of supermarkets and mass merchandisers. The Company's sales to chains have risen at a compound rate of 14.3% from fiscal 1992 through fiscal 1996. This growth rate reflects the results from the Company entering into new contracts with several drug store chains.

  Suppliers. AmeriSource obtains pharmaceutical and other products from a number of manufacturers, none of which account for more than approximately 9% of its net sales in fiscal 1996. The five largest suppliers in fiscal 1996 accounted for approximately 37% of net sales. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The Company has agreements with many of its suppliers which generally require the Company to maintain an adequate quantity of a supplier's products in inventory. The majority of contracts with suppliers are terminable upon 30 days notice by either party. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable. The Company believes that its relationships with its suppliers are good.

  Management Information Systems. The Company has continually invested in advanced management information systems and automated warehouse technology. In fiscal 1994, AmeriSource introduced its BOSS warehouse automation system, a paperless warehouse production program customized to AmeriSource's unique requirements. First installed at its Paducah, Kentucky distribution center, the second BOSS system has been installed at the Company's newly opened facility in Orlando, Florida. Under the BOSS system, merchandise is received, placed in inventory, retrieved and shipped utilizing customized radio frequency equipment. The Company's management information systems also provide for, among other things, electronic order entry by customers, invoice preparation and purchasing and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. The Company's customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing the basis for a number of the value-added services the Company provides to its customers, including marketing data, inventory replenishment, single-source billing, computer price updates and price labels. AmeriSource believes that its management information systems are capable of serving its needs for the foreseeable future.

COMPETITION

  The Company engages in the wholesale distribution of pharmaceuticals, health and beauty aids and other products in a highly competitive environment. The Company competes with numerous national and regional distributors, some of which are larger and have greater financial resources than the Company. The Company's national competitors include McKesson Corporation, Bergen Brunswig Corporation, and Cardinal Health, Inc. In addition, the Company competes with local distributors, direct-selling manufacturers and other specialty distributors. Competitive factors include value-added service programs, breadth of product line, price, service and delivery, credit terms, and customer support. There can be no assurance that the Company will not encounter increased competition in the future that could adversely affect the Company's business. The drug wholesale industry continues to undergo significant consolidation, with the number of wholesalers in the continental United States reduced from 139 at the end of 1980 to approximately 44 as of September 1996.

EMPLOYEES

  As of September 30, 1996, the Company employed approximately 3,000 persons, of which approximately 2,800 were full-time employees. Approximately 13% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

REGULATORY MATTERS

  The United States Drug Enforcement Administration and the Food and Drug Administration and various state boards of pharmacy regulate the distribution of pharmaceutical products and controlled substances, requiring wholesale distributors of these substances to register for permits and to meet various security and operating standards. As a wholesale distributor of pharmaceuticals and certain medical/surgical products, the Company is subject to these regulations. The Company has received all necessary regulatory approvals and believes that it is in substantial compliance with all applicable wholesale distribution requirements.

  The Company is aware that at its former Charleston, South Carolina distribution center there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site by third parties over thirty years ago. The Company's environmental consulting firm conducted a soil survey and a groundwater study during fiscal 1994 and 1995. The results of the studies indicate that there is lead on-site at levels requiring further investigation and potential remediation. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that if both soil and groundwater remediation are required, the most likely cost is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company is working with the appropriate state regulatory agency regarding further tests and potential site remediation. That negotiation, investigation and remediation could take several years and the actual costs may differ from the liability that has been recorded. The accrued liability ($3.9 million at September 30, 1996), which is reflected in other long-term liabilities on the Company's consolidated balance sheet, is based on the present estimate of the extent of contamination, choice of remedy, and enacted laws and regulations, including remedial standards; however, changes in any of these could affect the estimated liability. The Company is investigating the possibility of asserting claims against responsible third parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

ACQUISITIONS

  During fiscal 1996, the Company acquired all of the stock of Gulf Distribution Inc., a Miami, Florida-based wholesale pharmaceutical distributor with annualized revenues of approximately $180 million. In addition, the Company acquired substantially all of the assets of the Diabetic Shoppe, Inc., a Wisconsin-based provider of diabetic disease management programs to retail pharmacies.

ITEM 2. PROPERTIES

  As of September 1996, the Company conducted its business from office and operating unit facilities at 38 locations throughout the United States. In the aggregate, the Company's operating units occupy approximately two million square feet of office and warehouse space, of which approximately 739,000 square feet is owned and the balance is leased under lease agreements with expiration dates ranging from 1996 to 2009. The Company's 19 drug distribution facilities range in size from approximately 20,000 square feet to 213,300 square feet. Leased facilities are located in the following states: Arizona, California, Florida, Idaho, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas and Wisconsin. Owned facilities are located in the following states: Indiana, Kentucky, Maryland, Missouri, Ohio, Pennsylvania, Tennessee and Virginia. The Company utilizes a fleet of owned and leased vans and trucks, as well as contract carriers to deliver its products. The Company believes that its properties are adequate to serve the Company's current and anticipated needs without making capital expenditures materially higher than historical levels.

ITEM 3. LEGAL PROCEEDINGS

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. In addition, the Company is a party to parallel suits filed in state courts in Minnesota and Alabama. The actions were originally filed in the United States District Court for the Southern District of New York, and have been transferred to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to plaintiff independent retail pharmacies and class members for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October, 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement:
(a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  On April 4, 1996, the federal court granted the wholesalers' motion for summary judgment. The plaintiffs are appealing the grant of summary judgment in favor of the wholesalers to the United States Court of Appeals for the Seventh Circuit.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the Company's executive officers, their ages and their positions, as of December 2, 1996. Each executive officer serves at the pleasure of the Company's Board of Directors.

                             CURRENT POSITION WITH THE COMPANY AND  OTHER POSITION HELD IN THE LAST
          NAME           AGE           PERIOD OF SERVICE                       FIVE YEARS
          ----           --- ------------------------------------- ----------------------------------
John F. McNamara........  61 Chairman, President and Chief                         --
                              Executive Officer (1989-Present)
David M. Flowers........  49 Executive Vice President--            Group President--Eastern Region
                              Marketing (1995-Present)              (1989-1995)
Kurt J. Hilzinger.......  36 Vice President, Chief Financial       Vice President, Finance and
                              Officer and Treasurer (1995-Present)  Treasurer
                                                                    (1993-1995); Vice President,
                                                                    Financial Planning (1991-1993).
R. David Yost...........  49 Executive Vice President--            Group President--Central Region
                              Operations (1995-Present)             (1989-1995)

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Since May 27, 1996, the Company's Class A Common Stock has been traded on the New York Stock Exchange under the trading symbol "AAS". From April 4, 1995 to May 26, 1996, the Company's Class A Common Stock was traded over-the-counter in the National Market System of the National Association of Securities Dealers, Inc. (Nasdaq symbol ASHC). Prior to that date, there was no established public trading market for the Company's Class A Common Stock. As of December 2, 1996, there were 320 record holders of the Company's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Class A Common Stock for the periods indicated.

                          PRICE RANGE OF COMMON STOCK

                           HIGH    LOW
                           ----    ----
YEAR ENDED 9/30/95
  First Quarter (not pub-
   licly traded)
  Second Quarter (not pub-
   licly traded)
  Third Quarter (4/4-
   6/30).................. $24 1/4 $20 7/8
  Fourth Quarter..........  27 3/4   20
YEAR ENDED 9/30/96
  First Quarter........... $33 1/2 $25 1/4
  Second Quarter..........  33 3/4   28
  Third Quarter...........  37 1/2  32 1/8
  Fourth Quarter..........  44 1/2   28

  There is no established public trading market for the Company's Class B Common Stock. As of December 2, 1996, there were 3 record holders of the Company's Class B Common Stock.

  The Company's Class C Common Stock was held by 7 holders of record as of December 2, 1996. The Class C Common Stock trades on a limited basis in the over-the-counter market, and information concerning the historical trading prices for the Class C Common Stock is not published by nationally-recognized independent sources.

  The Company has not paid any cash dividends to its stockholders on any class of its Common Stock, and anticipates that for the foreseeable future its earnings will be retained for use in its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. A credit agreement between the Company and a syndicate of senior lenders provides a secured credit facility of $380 million, and restricts the Company's ability to make dividend payments unless certain financial tests are met.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                          ----------------------------------------------------------------------
                             1996        1995      1994(A)       1993        1992        1991
                          ----------  ----------  ----------  ----------  ----------  ----------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................  $5,551,671  $4,668,948  $4,182,193  $3,658,871  $3,237,708  $2,743,828
Gross profit............     302,433     266,355     235,191     209,438     199,723     178,769
Operating expenses (b)..     204,244     168,343     149,137     136,147     131,080     120,921
Operating income (loss).      97,889      97,835    (101,992)     65,601      60,850      45,887
Operating income,
 excluding unusual items
 and amortization (c)...     109,088      98,012      86,054      73,291      68,643      57,848
Income (loss) before
 extraordinary items and
 cumulative effect of
 accounting changes in
 1994...................      42,650      28,218    (172,417)     (7,474)    (12,824)    (23,319)
Net income (loss) ......      35,408      10,181    (207,671)    (18,618)     (6,476)    (23,319)
Earnings (loss) per
 share (fully diluted):
 Income (loss) before
  extraordinary items
  and cumulative effect
  of accounting changes
  in 1994...............        1.84        1.53      (11.69)       (.51)       (.87)      (1.58)
 Net income (loss) per
  share.................        1.53         .55      (14.08)      (1.26)       (.44)      (1.58)
Weighted average common
 shares outstanding
 (fully diluted)........      23,217      18,396      14,750      14,750      14,750      14,750
Balance Sheet:
 Cash and cash equiva-
  lents and restricted
  cash..................  $   71,201  $   46,809  $   25,311  $   27,136  $   13,806  $   33,796
 Accounts receivable--
  net...................     390,331     318,652     272,281     251,999     249,070     221,383
 Merchandise invento-
  ries..................     650,296     404,522     351,676     346,371     336,025     270,977
 Property and equip-
  ment--net.............      51,666      45,244      41,182      36,106      38,105      36,203
 Total assets...........  $1,187,960  $  838,673  $  711,644  $  867,944  $  848,474  $  783,145
 Accounts payable.......  $  714,984  $  462,804  $  449,991  $  379,826  $  308,097  $  254,013
 Long-term debt.........     433,693     435,764     487,575     549,220     587,983     570,939
 Stockholders' equity...     (36,808)   (135,724)   (300,726)    (93,040)    (74,747)    (68,271)
 Total liabilities and
  stockholders' equity..  $1,187,960  $  838,673  $  711,644  $  867,944  $  848,474  $  783,145

(a) Includes the effect of: the $179.8 million write-off of goodwill, the cumulative effect of accounting changes for income taxes of $33.4 million and postretirement benefits other than pensions of $1.2 million.
(b) Represents selling and administrative expenses and depreciation, and excludes amortization and unusual items.
(c) Excludes the $10.9 million non-cash charge to cost of goods sold in fiscal 1996. See Note 11 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        AMERISOURCE HEALTH CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1996 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1995

  Revenues of $5.6 billion for the fiscal year ended September 30, 1996 increased 18.9% over the prior fiscal year. The year-to-year revenue gains reflect increases across all customer groups and the impact of the Company's expansion into new geographic markets, especially in the western and northeastern United States and Florida, and price increases. Revenues of the Company's new geographic markets increased by 70% in fiscal 1996. The acquisitions of Newbro Drug Company in July 1995, and Gulf Distribution, Inc. in February 1996, accounted for 4% of the 19% increase in revenues for fiscal 1996. During the fiscal year ended September 30, 1996, sales to hospitals increased 10%, sales to independent drug store customers increased 29%, and sales to the chain drug store customer group increased 26%, as compared with the prior fiscal year. During the fiscal year ended September 30, 1996, sales to hospitals accounted for 48% of total revenues, while sales to independent drug stores accounted for 33% and sales to chain drug stores 19% of the total. In fiscal 1996, the Company has reclassified nursing homes and clinics from its independent drug store segment to its hospital segment for all periods presented. The reclass added 5% of total revenues to hospitals in fiscal 1996.

  Gross profit of $302.4 million for fiscal 1996 increased by 13.5% over fiscal 1995 due to the increase in revenues. As a percentage of revenues, the gross profit margin in fiscal 1996 was 5.45% as compared to 5.70% in the prior year. The decrease in gross profit margin percentage from the prior fiscal year was due to a decline in selling margin percentage due to continuing price competition throughout the industry and a cumulative non-cash charge of $10.9 million described below. Selling margins may continue to be impacted by price competition and changes in customer mix. Increased sales of higher-margin generic drugs, the continued introduction of new marketing programs with manufacturers, the growth of higher margin specialty businesses such as pharmaceutical packaging, and an increase in inventory investment buying activity, partly offset the selling margin decline.

  In the fourth quarter of fiscal 1996, cost of goods sold has been impacted by a one-time cumulative non-cash charge of $10.9 million arising from the misconduct of a former employee. In December 1996, the Company discovered erroneous entries were made over a number of years to improperly understate cost of goods sold and liabilities in one of its regions. The Company immediately commenced a thorough investigation including the use of outside advisors. Based on the investigation, the Company has concluded that: the individual acted alone and was not enriched; the Company did not suffer any loss of cash or other assets; no other irregularities, illegal acts or improper transactions were caused by the former employee; and similar activities did not occur elsewhere in the Company. The Company has concluded the estimated impact of the erroneous entries was not material to operations or the financial position of the Company in any individual year. Although the Company can not determine the actual impact of the erroneous entries on a year-by-year basis, the Company believes over one-half of the amount of the charge occurred prior to fiscal 1993.

  Selling and administrative expenses and depreciation increased by 21.3% to $204.2 million in fiscal 1996 from $168.3 million in fiscal 1995, and as a percentage of revenues were 3.68% in 1996 and 3.61% in 1995. The increase as a percentage of revenue in fiscal 1996 is primarily due to: the cost of opening new distribution facilities in Orlando, Florida and Phoenix, Arizona and a new pharmaceutical packaging facility in Columbus, Ohio; integration costs related to the acquisitions of Newbro Drug Company and Gulf Distribution Inc.; above average growth of the higher cost to service independent drug store segment; and the cost of developing new value added marketing programs. These costs have been somewhat offset by continued economies of scale at the Company's established locations.

  Operating income of $109.1 million in fiscal 1996, excluding the cumulative non-cash charge of $10.9 million described above and amortization increased by 11.3% over the prior year. As a percentage of revenues, the Company's operating margin, excluding the cumulative non-cash charge and amortization declined to 1.96% in fiscal 1996 from 2.10% in fiscal 1995 due to the increase in expenses and decline in gross margin discussed above.

  Interest expense of $36.0 million in fiscal 1996 represents a decrease of 31.2% compared to fiscal 1995. The decrease was due to: the redemption in January 1995 of the $166.1 million of 14 1/2% senior subordinated notes; the redemption in May 1995 of $74.3 million of 11 1/4% senior debentures and the repurchase and redemption in 1996 of the remaining $74.3 million of 11 1/4% senior debentures; and lower average borrowing rates due to the implementation of the receivables securitization financing in December 1994, and reductions in the borrowing rates of the Company's revolving credit facility which was amended in December 1994. Average borrowings during the year ended September 30, 1996 were $479 million as compared to average borrowings of $536 million in the prior year.

  Income tax expense of $19.3 million in fiscal 1996 was based on an annual effective tax rate of 31.1% (38% in fiscal 1995). Income tax expense in fiscal 1996 was reduced by $7.1 million due to the favorable settlement of an Internal Revenue Service audit of fiscal years 1987-1991. The extraordinary charge in fiscal 1996 of $7.2 million (net of a tax benefit of $3.9 million) relates to the purchase and redemption premiums and consequent write-off of unamortized deferred financing fees due to the purchase and redemption of the remaining $74.3 million of 11 1/4% senior debentures. The extraordinary charge in fiscal 1995 of $18.0 million (net of a tax benefit of $7.2 million) relates to the amendment of the revolving credit facility, the redemption of the 14 1/2% senior subordinated notes, the redemption of $74.3 million of 11 1/4% senior debentures, and the consequent write-off of unamortized deferred financing fees.

YEAR ENDED SEPTEMBER 30, 1995 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1994

  Revenues of $4.7 billion for the fiscal year ended September 30, 1995 represented an increase of 11.6% over revenues for the fiscal year ended September 30, 1994. The year-to-year revenue gains reflect increases across all customer groups, the impact of the Company's expansion into new geographic markets, especially in the northeastern and western United States, and price increases. During the fiscal year ended September 30, 1995, sales to hospitals increased 14%, sales to independent drug store customers increased 8%, and sales to the chain drug store customer group increased 11%, as compared with the prior fiscal year. During the year ended September 30, 1995, sales to hospitals accounted for 52% of total revenues, while sales to independent drug stores represented 30% and sales to chain drug stores 18% of the total.

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

  Interest expense for the year ended September 30, 1995 was $52.3 million, a decrease of $10.3 million, or 16.5% as compared with the year ended September 30, 1994. The decrease was due to the redemption, in January 1995, of the $166.1 million of 14 1/2% senior subordinated notes, the redemption, in May 1995, of $74.3 million of 11 1/4% senior debentures, and the lower average rates due to the implementation of the Receivables Program and the new revolving credit facility which has a lower interest rate than the previous facility. Average borrowings were $536 million during fiscal 1995 versus $562 million in 1994.

  Income taxes provided of $17.3 million in fiscal 1995 were based upon an annual effective tax rate of 38%, which recognizes the utilization, for financial reporting purposes, of operating loss carryforwards. The provision for income taxes in fiscal 1994 represents the estimated taxes payable due to the application of the alternative minimum tax. The extraordinary charge in 1995 of $18.0 million (net of a tax benefit of $7.2 million), relates to the amendment of the revolving credit facility, the redemption premium on the 14 1/2% senior subordinated notes, the redemption premium on the 11 1/4% senior debentures, and the consequent write-off of unamortized deferred financing fees. The extraordinary charge of $679,000 in 1994, net of a tax benefit of $23,000, relates to the purchase and retirement of an aggregate principal amount of $4.4 million of 14 1/2% senior subordinated notes.

  Operating expenses in 1994 include a provision of $4.1 million to cover expected environmental remediation costs at one of its former distribution centers. In the third quarter of fiscal 1994, the Company completed a detailed evaluation of the recovery of the recorded value of the excess of cost over net assets acquired ("goodwill") and concluded that the projected operating results would not support the future recovery of the remaining goodwill balance. Accordingly, the Company wrote off the remaining goodwill balance of $179.8 million in the third quarter of fiscal 1994.

  Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109). The Company recorded, as of October 1, 1993, a total of $34.6 million in noncash charges to net income for the effects of transition to these two new standards. The cumulative effect of the change in accounting for postretirement benefits other than pensions resulted in a noncash charge to net income of $1.2 million as of October 1, 1993. The cumulative effect of the change in accounting for income taxes resulted in a noncash charge to net income of $33.4 million as of October 1, 1993, principally related to the provision of deferred income taxes to reflect the tax consequences on future years of the difference between the tax and financial reporting bases of merchandise inventories.

LIQUIDITY AND CAPITAL RESOURCES

  During the year ended September 30, 1996, the Company's operating activities generated $40.0 million in cash as the increase of $213.1 million in merchandise inventories was offset by the $216.4 million increase in accounts payables, accrued expenses, and income taxes. The increase in merchandise inventories reflects the Company's internal growth and new facility openings as well as increased purchases in anticipation of manufacturer price increases and other deal-buying opportunities. In addition the Company has increased inventories to service temporary and potential new customers resulting from the bankruptcy of FoxMeyer Corporation which was subsequently acquired by McKesson Corporation. The increase in accounts receivable is directly related to the revenue increase. Operating cash uses during the year ended September 30, 1996 included $36.2 million in interest payments and $6.9 in income tax payments.

  Capital expenditures for the year ended September 30, 1996 were $15.7 million and are primarily equipment purchases related to the expansion of the Company's pharmaceutical packaging operation and the opening of the Orlando, Florida and Phoenix, Arizona distribution centers, and additional investments in information technology. Investments in information technology and warehouse improvements account for the majority of the $17 million of capital expenditures planned for fiscal 1997.

  In February 1996, the Company purchased all of the stock of Gulf Distribution Inc. in a cash transaction and in September 1996, it purchased substantially all of the assets of The Diabetic Shoppe, Inc., a Wisconsin-based provider of diabetic disease management programs to retail pharmacies. Gulf Distribution Inc. is a Miami, Florida-based wholesaler with annualized revenues of approximately $180 million. The cost of the acquisitions were $29.5 million and were funded by borrowings under the revolving credit facility.

  In May 1996, the Company completed a public offering of 4.8 million shares of its common stock. Of the 4.8 million shares sold, 1.5 million shares were sold by the Company and 3.3 million shares were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the sale of the shares sold by the Selling Stockholders. The $49.3 million net proceeds from the 1.5 million shares sold by the Company were used along with borrowings on its revolving credit line to redeem its remaining 11 1/4% senior debentures.

  In April 1996, the Company purchased and retired $26.7 million of its 11
1/4% senior debentures through open market purchases for 111.25% of the principal amount (including fees) plus accrued interest through the date of purchase. In June 1996, the Company redeemed the remaining $47.6 million of its senior debentures through a tender offer for 110.75% of the principal amount (including fees) plus accrued interest through the date of redemption and a consent amount equal to 2.0% of the principal amount. These transactions resulted in an extraordinary charge, net of tax benefits, of $7.2 million relating to the open market and tender premiums, plus fees and the write-off of related unamortized deferred financing fees. The redemptions were funded by borrowings under the Company's revolving credit facility and proceeds from the 1996 public offering.

  Cash provided by financing activities during fiscal 1996 represents borrowings under the Company's revolving credit facility and its receivable securitization financing primarily to fund its working capital requirements. As a result of the Company's initial public offering in April 1995, and its financial results, the borrowing rate alternatives under its Credit Agreement were reduced by 1.0% to LIBOR plus 1.25% and the prime rate plus zero beginning in October 1995. At September 30, 1996, borrowings under the Company's $380 million revolving credit facility were $205 million (at an average interest rate of 6.9%) and borrowings under the $285 million Receivables Program were $227 million (at an average interest rate of 6.0%).

  An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock.

  The Company's operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and interest currently payable on outstanding debt. The Company's primary ongoing cash requirements will be to fund payment of interest on indebtedness, finance working capital, and fund capital expenditures and routine growth and expansion. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements. The Company is currently considering various capital raising alternatives including refinancing its existing debt facilities as well as raising additional equity. If successful, the Company may use the additional funding to pursue new business opportunities.

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations; however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

  Certain information in this annual report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contain forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain factors such as changes in interest rates, competitive pressures, customer mix, inventory investment buying opportunities, and capital markets could cause actual results to differ materially from those in the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of AmeriSource Health Corporation

  We have audited the accompanying consolidated balance sheets of AmeriSource Health Corporation and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriSource Health Corporation and subsidiaries at September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in notes 4 and 7 to the consolidated financial statements, in 1994 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                          Ernst & Young LLP

Philadelphia, Pennsylvania
December 30, 1996

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                               SEPTEMBER 30,
                                                            -------------------
                                                               1996      1995
                                                            ---------- --------
Current assets:
  Cash and cash equivalents ............................... $   65,575 $ 32,171
  Restricted cash..........................................      5,626   14,638
  Accounts receivable less allowance for doubtful accounts:
   1996--$14,848;
   1995--$12,941...........................................    390,331  318,652
  Merchandise inventories..................................    650,296  404,522
  Prepaid expenses and other...............................      3,236    3,221
                                                            ---------- --------
    Total current assets...................................  1,115,064  773,204
Property and equipment, at cost............................     91,508   76,826
  Less accumulated depreciation............................     39,842   31,582
                                                            ---------- --------
                                                                51,666   45,244
Other assets, less accumulated amortization: 1996--$5,478;
 1995--$2,842..............................................     21,230   20,225
                                                            ---------- --------
                                                            $1,187,960 $838,673
                                                            ========== ========

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            SEPTEMBER 30,
                                                         ---------------------
                                                            1996       1995
                                                         ----------  ---------
Current liabilities:
  Accounts payable...................................... $  714,984  $ 462,804
  Accrued expenses and other............................     29,446     27,720
  Accrued income taxes..................................      6,002     13,596
  Deferred income taxes.................................     35,350     25,892
                                                         ----------  ---------
    Total current liabilities...........................    785,782    530,012
Long-term debt:
  Revolving credit facility.............................    205,047    150,000
  Receivables securitization financing..................    226,878    209,842
  Senior debentures.....................................        --      74,293
  Other debt............................................      1,768      1,629
                                                         ----------  ---------
                                                            433,693    435,764
Other liabilities.......................................      5,293      8,621
Stockholders' equity:
  Common stock, $.01 par value:
   Class A (voting and convertible):
    50,000,000 shares authorized; issued 9/96--
     17,291,100 shares;
     9/95--12,062,560 shares............................        173        121
   Class B (nonvoting and convertible):
    15,000,000 shares authorized; issued 9/96--9,440,370
     shares;
     9/95--12,969,050 shares............................         95        130
   Class C (nonvoting and convertible):
    2,000,000 shares authorized; issued 9/96--242,298
     shares;
     9/95--440,158 shares...............................          2          4
  Capital in excess of par value........................    228,537    165,044
  Retained earnings (deficit)...........................   (259,395)  (294,803)
  Cost of common stock in treasury......................     (6,220)    (6,220)
                                                         ----------  ---------
                                                            (36,808)  (135,724)
                                                         ----------  ---------
                                                         $1,187,960  $ 838,673
                                                         ==========  =========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------
                                               1996        1995        1994
                                            ----------  ----------  ----------
Revenues................................... $5,551,671  $4,668,948  $4,182,193
Cost of goods sold.........................  5,249,238   4,402,593   3,947,002
                                            ----------  ----------  ----------
Gross profit...............................    302,433     266,355     235,191
Selling and administrative.................    195,350     160,887     142,497
Depreciation...............................      8,894       7,456       6,640
Amortization...............................        300         177       4,147
Unusual items:
  Environmental remediation................        --          --        4,075
  Write-off of excess of cost over net
   assets acquired.........................        --          --      179,824
                                            ----------  ----------  ----------
Operating income (loss)....................     97,889      97,835    (101,992)
Interest expense...........................     35,980      52,288      62,611
                                            ----------  ----------  ----------
Income (loss) before taxes, extraordinary
 items, and cumulative effects of
 accounting changes........................     61,909      45,547    (164,603)
Taxes on income............................     19,259      17,329       7,814
                                            ----------  ----------  ----------
Income (loss) before extraordinary items
 and cumulative effects of accounting
 changes...................................     42,650      28,218    (172,417)
Extraordinary charges--early retirement of
 debt, net of income tax benefits..........     (7,242)    (18,037)       (656)
Cumulative effect of changes in accounting
 for income taxes of $33,399 and
 postretirement benefits other than
 pensions of $1,199........................        --          --      (34,598)
                                            ----------  ----------  ----------
Net income (loss).......................... $   35,408  $   10,181  $ (207,671)
                                            ==========  ==========  ==========
Earnings (loss) per share:
  Primary:
    Income (loss) before extraordinary
     items and cumulative effects of
     accounting changes.................... $     1.85  $     1.54  $   (11.69)
    Extraordinary items....................       (.31)       (.98)       (.04)
    Cumulative effect of accounting
     changes...............................        --          --        (2.35)
                                            ----------  ----------  ----------
      Primary net income (loss) per share.. $     1.54  $      .56  $   (14.08)
                                            ==========  ==========  ==========
    Weighted average number of common
     shares outstanding (thousands)........     23,031      18,333      14,750
  Fully diluted:
    Income (loss) before extraordinary
     items and cumulative effects of
     accounting changes.................... $     1.84  $     1.53  $   (11.69)
    Extraordinary items....................       (.31)       (.98)       (.04)
    Cumulative effect of accounting
     changes...............................        --          --        (2.35)
                                            ----------  ----------  ----------
      Fully diluted net income (loss) per
       share............................... $     1.53  $      .55  $   (14.08)
                                            ==========  ==========  ==========
    Weighted average number of common
     shares outstanding (thousands)........     23,217      18,396      14,750

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                              COMMON STOCK       CAPITAL IN RETAINED    COMMON
                         ----------------------- EXCESS OF  EARNINGS   STOCK IN
                         CLASS A CLASS B CLASS C PAR VALUE  (DEFICIT)  TREASURY    TOTAL
                         ------- ------- ------- ---------- ---------  --------  ---------
September 30, 1993......  $  5    $130    $ 15    $  4,676  $ (97,313) $  (553)  $ (93,040)
 Net loss...............                                     (207,671)            (207,671)
 Purchase of 44,250
  shares of Class A
  Common Stock..........                                                   (15)        (15)
                          ----    ----    ----    --------  ---------  -------   ---------
September 30, 1994......     5     130      15       4,676   (304,984)    (568)   (300,726)
 Net income.............                                       10,181               10,181
 Stock conversions......    11             (11)                                        --
 Issuance of 7,590,000
  shares in public
  offering (net of
  $1,293 of issuance
  costs)................    76                     148,092                         148,168
 Exercise of stock
  options...............    29                       6,027                           6,056
 Purchase of 292,452
  shares of Class A and
  1,338,894 shares of
  Class B common stock..                                                (5,652)     (5,652)
 Tax benefit from
  exercise of stock
  options...............                             6,249                           6,249
                          ----    ----    ----    --------  ---------  -------   ---------
September 30, 1995......   121     130       4     165,044   (294,803)  (6,220)   (135,724)
 Net income.............                                       35,408               35,408
 Stock conversions......    37     (35)     (2)                                        --
 Issuance of 1,500,000
  shares in public
  offering (net of $980
  of issuance costs)....    15                      49,285                          49,300
 Exercise of stock
  options...............                                42                              42
 Tax benefit from 1995
  exercise of stock
  options...............                            14,166                          14,166
                          ----    ----    ----    --------  ---------  -------   ---------
September 30, 1996......  $173    $ 95    $  2    $228,537  $(259,395) $(6,220)  $ (36,808)
                          ====    ====    ====    ========  =========  =======   =========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                             FISCAL YEAR ENDED SEPTEMBER 30,
                                             ---------------------------------
                                                1996        1995       1994
                                             ----------  ----------  ---------
OPERATING ACTIVITIES
 Net income (loss).......................... $   35,408  $   10,181  $(207,671)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
  Depreciation..............................      8,894       7,456      6,640
  Amortization, including deferred financing
   costs....................................      2,688       2,656      8,120
  Provision for loss on accounts receivable.      2,074       5,449      4,612
  (Gain) loss on disposal of property and
   equipment................................         (2)        (60)       185
  Write-off of excess of cost of net assets
   acquired.................................        --          --     179,824
  Debentures issued in lieu of payment of
   interest.................................        --        4,572     14,904
  Provision for deferred income taxes.......      5,805      (1,400)    (5,055)
  Loss on early retirement of debt..........     11,142      25,190        679
  Cumulative effects of accounting changes..        --          --      34,598
  Non-cash charge to cost of goods sold.....     10,899         --         --
  Changes in operating assets and
   liabilities, excluding the effects of
   acquisitions:
   Restricted cash..........................      9,012     (14,638)       --
   Accounts and notes receivable............    (48,953)    (51,292)   (27,772)
   Merchandise inventories..................   (213,112)    (49,266)    (5,305)
   Prepaid expenses.........................        374        (774)      (465)
   Accounts payable, accrued expenses, and
    income taxes............................    216,444      26,466     76,847
   Other long-term liabilities..............        --          --       4,075
   Miscellaneous............................       (692)       (179)      (205)
                                             ----------  ----------  ---------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES.................................     39,981     (35,639)    84,011
INVESTING ACTIVITIES
Capital expenditures........................    (15,711)    (13,664)    (8,483)
Cost of companies acquired..................    (29,467)     (4,872)       --
Proceeds from sales of property and
 equipment..................................        533       2,229        457
                                             ----------  ----------  ---------
NET CASH USED IN INVESTING ACTIVITIES.......    (44,645)    (16,307)    (8,026)
FINANCING ACTIVITIES
Long-term debt borrowings...................  1,607,501   1,839,945    854,661
Long-term debt repayments................... (1,618,775) (1,914,099)  (931,857)
Net proceeds from public offerings..........     49,300     148,168        --
Deferred financing costs....................        --      (10,122)      (589)
Exercise of stock options...................         42         566        --
Repurchase of stock options.................        --          --         (10)
Purchases of treasury stock.................        --       (5,652)       (15)
                                             ----------  ----------  ---------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES.................................     38,068      58,806    (77,810)
                                             ----------  ----------  ---------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................     33,404       6,860     (1,825)
Cash and cash equivalents at beginning of
 year.......................................     32,171      25,311     27,136
                                             ----------  ----------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR.... $   65,575  $   32,171  $  25,311
                                             ==========  ==========  =========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of AmeriSource Health Corporation, and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated. All intercompany transactions and balances have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.

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

 Merchandise Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which results in a matching of current costs and revenues. On a supplemental basis, if the first-in, first-out (FIFO) method of valuation had been used for determining costs, inventories would have been approximately $97,970,000 and $93,803,000 higher than the amounts reported at September 30, 1996 and 1995, respectively.

 Depreciation

  The cost of property and equipment is depreciated over the estimated useful lives of the related assets by the straight-line method.

 Revenue Recognition

  The Company recognizes revenues when products are delivered to customers. Additionally, the Company acts as an intermediary in the bulk shipment of pharmaceuticals from manufacturers to customers' warehouses, which have been excluded from revenues and totaled $111 million, $107 million, and $120 million in fiscal years 1996, 1995, and 1994, respectively. The service fees earned related to these bulk shipments are included in revenues and were insignificant.

 Earnings Per Share and Share Data

  Earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented (22,689,000, 18,295,000 and 14,750,000 for fiscal years 1996,

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
1995, and 1994, respectively) plus the dilutive effect of stock options (342,000 and 528,000 for the fiscal 1996 and 38,000 and 101,000 for the fiscal 1995 primary and fully diluted calculations, respectively). Share and per share amounts prior to April 1995 have been adjusted for the 2.95-for-1 stock split effected in conjunction with the Company's public offering (see Note 6).

 Recently Issued Financial Accounting Standards

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

  SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 provides companies with a choice to follow the provisions of SFAS No. 123 in determining stock-based compensation expense or to continue with the provisions of APB 25, "Accounting for Stock Issued to Employees." The Company will continue to follow APB 25 and will provide the pro forma disclosures as required by SFAS 123 in the September 30, 1997 notes to the consolidated financial statements.

NOTE 2--ACQUISITIONS

  During fiscal 1996, the Company acquired all of the stock of Gulf Distribution, Inc., a Miami, Florida-based wholesale pharmaceutical distributor with annualized revenues of approximately $180 million, and substantially all of the assets of The Diabetic Shoppe, Inc., a Wisconsin-based provider of diabetic disease management programs to retail pharmacies. During fiscal 1995, the Company acquired substantially all of the assets of Newbro Drug Company, a wholesale pharmaceutical distributor located in Idaho Falls, Idaho and of Liberty Drug Systems, a North Carolina-based provider of pharmacy software and hardware. The aggregate purchase price for these acquisitions was approximately $29.5 million in fiscal 1996 and $4.9 million in fiscal 1995, and were financed by borrowings under the Company's revolving credit facility. These acquisitions were accounted for by the purchase method and are included in the financial statements from their dates of acquisition. The excess of purchase price over net assets acquired of $8.2 million has been allocated to goodwill (which is included in other assets) and is being amortized on a straight-line basis over 40 years. The pro forma effects on the Company's results of operations had these acquisitions occurred at the beginning of the periods presented are not material.

NOTE 3--EXCESS OF COST OVER NET ASSETS ACQUIRED

  In fiscal 1994, the Company determined that the excess of cost over net assets acquired ("goodwill") recorded in conjunction with the leveraged buyout transaction in 1988 ("Acquisition") could not be recovered from future operating results. Since the Acquisition, the Company has been affected by price competition for market share within the industry, health care industry consolidation, the impact of group purchasing organizations, managed care, and health care reform of drug prices and its highly leveraged capital structure. As a result, the Company had not been able to achieve the operating results projected at the time of the Acquisition. The Company prepared a comprehensive study to assess the recoverability of the remaining goodwill. The methodology employed was to project and evaluate the best estimate of future results of operations forward over the remaining useful life of the goodwill balance. As a result, the Company concluded that the carrying value of the remaining goodwill of $179.8 million could not be recovered and that the long term viability of the Company required modification of its then-current capital structure to reduce its indebtedness and increase its equity.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 4--TAXES ON INCOME

  The income tax provision (benefit) is as follows (in thousands):

                                                           FISCAL YEAR ENDED
                                                             SEPTEMBER 30,
                                                        -----------------------
                                                         1996    1995    1994
                                                        ------- ------- -------
      Current provision:
        Federal........................................ $10,181 $16,767 $12,147
        State and local................................   3,273   1,962     853
                                                        ------- ------- -------
                                                         13,454  18,729  13,000
      Deferred provision:
        Federal........................................   4,725 (1,120) (5,625)
        State and local................................   1,080   (280)     439
                                                        ------- ------- -------
                                                          5,805 (1,400) (5,186)
                                                        ------- ------- -------
      Provision for income taxes....................... $19,259 $17,329 $ 7,814
                                                        ======= ======= =======

  A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                               FISCAL YEAR
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                             -----------------
                                                             1996  1995  1994
                                                             ----  ----  -----
      Statutory federal income tax rate....................  35.0% 35.0%  35.0%
      State and local income tax rate, net of federal tax
       benefit.............................................   3.9   2.8    (.3)
      Tax effect of operating loss carryover (utilized)/not
       recognized..........................................   --   (5.9)   6.1
      Amortization of difference in book and tax bases of
       net assets acquired.................................   --    --   (39.2)
      Other................................................  (7.8)  6.1   (6.3)
                                                             ----  ----  -----
      Effective income tax rate............................  31.1% 38.0%  (4.7)%
                                                             ====  ====  =====

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

  The Company has received notices from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Company's taxable years 1987 through 1991. The proposed adjustments indicate a net increase to taxable income for these years of approximately $24 million and relate principally to the deductibility of costs incurred with respect to the leveraged buyout transaction which occurred in 1988. Legislation enacted in August 1996, eliminated approximately $20 million of the proposed adjustments relating to the deductibility of costs incurred with respect to the leveraged buyout transaction. In addition, the Company has reached a tentative settlement with the Appeals Office of the Internal Revenue Service on all remaining audit issues, resulting in an assessment of $2.1 million, including interest. This settlement is subject to review by the Joint Committee on Taxation. As a result of the settlement the Company reduced accrued income taxes and income tax expense by $7.1 million in fiscal 1996.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 4--TAXES ON INCOME--(CONTINUED)

  Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
      Inventory............................................. $ 47,469  $ 35,678
      Fixed assets..........................................    4,996     4,942
      Other.................................................      946       887
                                                             --------  --------
          Gross deferred tax liabilities....................   53,411    41,507
      Net operating losses and tax credit carryovers........  (11,446)  (23,000)
      Allowance for doubtful accounts.......................   (6,111)   (5,176)
      Accrued expenses......................................   (1,668)   (1,509)
      Other postretirement benefits.........................     (527)     (512)
      Other.................................................   (3,569)   (3,513)
                                                             --------  --------
          Gross deferred tax assets.........................  (23,321)  (33,710)
      Valuation allowance for deferred tax assets...........    4,232    19,783
                                                             --------  --------
      Net deferred tax liabilities.......................... $ 34,322  $ 27,580
                                                             ========  ========

  In 1996 and 1995, tax benefits of $14.2 million and $6.2 million related to the exercise of employee stock options in connection with the Company's April 1995 public offering of common stock described in Note 6, were recorded as capital in excess of par value.

  The Company was subject to the alternative minimum tax for the fiscal year ended September 30, 1994. The alternative minimum tax is imposed at a 20% rate on the Company's alternative minimum taxable income which is determined by making statutory adjustments to the Company's regular taxable income. Net operating loss carryforwards were used to offset up to 90% of the Company's alternative minimum taxable income. The alternative minimum tax paid is allowed as an indefinite credit carryover against the Company's regular tax liability in the future when the Company's regular tax liability exceeds the alternative minimum tax liability. As of September 30, 1996, the Company has a $10.8 million alternative minimum tax credit carryforward.

  Income tax payments amounted to $6.9 million, $2.8 million, and $3.9 million in the fiscal years ended September 30, 1996, 1995, and 1994, respectively.

NOTE 5--LONG-TERM DEBT

 Receivable Securitization Financing

  In December 1994, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special-purpose, wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates"). During the term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. Pursuant to the Receivables Program, on December 13, 1994, the Company sold

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 5--LONG-TERM DEBT--(CONTINUED)
$305 million in Receivables to ARC in exchange for cash and a subordinated note. ARC in turn transferred the Receivables to the master trust for the Certificates and a residual interest in the master trust. The Company has accounted for the transactions pursuant to the terms of the Receivables Purchase Agreement as a sale of Receivables from AmeriSource to ARC and as a financing transaction by ARC on the Company's consolidated financial statements. The assets and liabilities of the master trust have been consolidated with the Company at September 30, 1996.

  Pursuant to the Receivables Program, the Company issued: (i) $175 million of Floating Rate Class A Trade Receivables Participation Certificates ("Class A Certificates") and (ii) $35 million of Floating Rate Class B Trade Receivables Participation Certificates ("Class B Certificates"), which represent fractional undivided interests in the Receivables and other assets of the master trust. The Class A Certificates bear interest at one month LIBOR plus
 .35% and the Class B Certificates, which are subordinated to the Class A Certificates, bear interest at one month LIBOR plus .70%. The Company has entered into two-year interest rate cap agreements, expiring in May 1997 which specify that the one-month LIBOR base rate will not be greater than 7.50% with respect to $175 million of Class A Certificate borrowings under the Receivables Program. In addition, the Company issued Floating Rate Revolving Principal Trade Receivables Participation Certificates ("Revolving Certificates"), pursuant to which investors may purchase up to $75 million of interests in the master trust, which Certificates will bear interest, at the Company's option, at either LIBOR plus .35% or the federal funds rate plus 1.00%. The Revolving Certificates will rank pari passu in right of payment with the Class A Certificates. There were $17 million and $0 of Revolving Certificates outstanding at September 30, 1996 and 1995. The expected final payment date of amounts outstanding under the Receivables Program will be March 15, 2000, but earlier termination could occur upon the occurrence of certain defined events. In the event of a liquidation, losses on Receivables will first be absorbed by the residual certificate held by ARC and collections on Receivables will first be allocated to make payments of outstanding principal of the Certificates in accordance with their ratable interests in the assets of the master trust, after giving effect to the allocation of losses to the residual interest. Fees of $4.6 million incurred in fiscal 1995 in connection with establishing the Receivables Program and interest rate cap agreements have been deferred and are being amortized on a straight-line basis over a period of two to five years. Class A Certificates of $175 million principal amount (at an interest rate of 5.9%) and Class B Certificates of $35 million principal amount (at an interest rate of 6.2%) were outstanding under the Receivables Program at September 30, 1996 and 1995. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the average unused portion of the Certificates. Restricted cash of $5.6 million and $14.6 million at September 30, 1996 and 1995, represents amounts temporarily deposited in the master trust from collections on the Receivables, which are designated for specific purposes pursuant to the Receivables Program.

 Revolving Credit Agreement

  In December 1994, the Company amended its existing credit agreement with a syndicate of senior lenders providing a senior secured facility of $380 million (the "Credit Agreement"). Among other things, the amendment (i) extended the term of the original credit agreement until January 3, 2000; (ii) provided interest rate stepdowns upon the occurrence of certain events; (iii) modified the borrowing base availability from inventory- and receivable-based to inventory-based; and (iv) increased the Company's ability to make acquisitions and pay dividends. An extraordinary loss of $3.4 million (less a $1.0 million tax benefit) was recorded during the fiscal year ended September 30, 1995 representing the write-off of the unamortized financing fees related to the former revolving credit facility. In connection with the Credit Agreement, the Company incurred approximately $5.5 million in financing fees which have been deferred and are being amortized on a straight-line basis over the five-year term of the Credit Agreement. The maximum amount that may be borrowed under the Credit Agreement is limited to the extent of a sufficient borrowing base (up to a maximum of $380

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 5--LONG-TERM DEBT--(CONTINUED)
million), which is essentially 65% of eligible inventory in fiscal year 1995, 62.5% of eligible inventory in fiscal year 1996, and 60% of eligible inventory thereafter.

  The Credit Agreement may be prepaid during its term, although such indebtedness may be subsequently reborrowed. The indebtedness under the Credit Agreement may be permanently repaid in full or reduced in part at any time at the option of the Company, without premium or penalty, upon prior written notice.

  At the Company's option, borrowings under the Credit Agreement bear interest at a rate per annum determined as follows: (i) a LIBOR rate, plus an applicable margin (1.25% at September 30, 1996); or (ii) the applicable prime rate of interest plus an applicable margin (0% at September 30, 1996). Interest on loans under the Credit Agreement is payable quarterly or, if earlier, at the end of the applicable interest period loan intervals. A portion of the net proceeds from the initial public offering (see Note 6) were used to pay down the Company's revolving credit facility.

  Under the terms of the Credit Agreement, the Company granted the senior lenders a perfected first priority security interest in substantially all of the Company's assets (except accounts receivable and certain related assets), including, without limitation, real property, fixed assets, equipment, inventory, stock of subsidiaries, trademarks, and intangible assets, to secure its borrowings under the Credit Agreement. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the average unused portion of the Credit Agreement plus an annual administration fee. At September 30, 1996, the $205 million outstanding under the Credit Agreement bore interest at the rate of 6.9% per annum.

 Senior Subordinated Notes

  Contemporaneously with the consummation of the Receivables Program and the execution of the Credit Agreement in fiscal 1995, the Company redeemed all of the outstanding 14 1/2% senior subordinated notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date. In connection with the redemption of the 14 1/2% senior subordinated notes, the Company recorded an extraordinary charge of $12.1 million (less a $3.4 million tax benefit) during the fiscal year ended September 30, 1995 related to the write-off of unamortized deferred financing fees and premiums paid on the redemption.

 Senior Debentures

  On July 26, 1993, the Company issued $126.5 million principal amount of 11 1/4% Senior Debentures ("Senior Debentures") due 2005 in a public offering. In conjunction with the initial public offering, the Company, in May 1995, redeemed one-half of the Senior Debentures outstanding for 110% of the principal amount plus accrued interest through the date of redemption (approximately $84.4 million), which resulted in an extraordinary charge of $9.6 million (less a $2.7 million tax benefit) related to the write-off of unamortized deferred financing fees and premiums paid on the redemption. In April 1996, the Company purchased and retired $26.7 million of the Senior Debentures for 111.25% of the principal amount (including fees) plus accrued interest. In June 1996, the Company redeemed the remaining $47.6 million of the Senior Debentures via a tender offer and related consent solicitation for 110.75% of the principal amount (including fees) plus accrued interest and a consent amount equal to 2.0% of the principal amount. The fiscal 1996 transactions were funded by proceeds from the Company's 1996 public offering and borrowings under the Company's revolving credit agreement and resulted in an extraordinary charge of $11.1 million (less a $3.9 million tax benefit), related to the open market purchase and tender offer premiums, transaction fees and the write-off of related unamortized deferred financing fees.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 5--LONG-TERM DEBT--(CONTINUED)

  The indentures governing the Receivables Program and the Credit Agreement contain restrictions and covenants, as amended, which include limitations on incurrence of additional indebtedness, prohibition of indebtedness, restrictions on distributions and dividends to stockholders, the repurchase of stock and the making of certain other restricted payments, the issuance of preferred stock, the creation of certain liens, transactions with subsidiaries and other affiliates, and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including current ratio, leverage, interest coverage ratio, fixed charge coverage, and maintenance of minimum net worth.

  Interest paid on the above indebtedness during the fiscal years ended September 30, 1996, 1995, and 1994 was $36.2 million, $43.6 million, and $46.1 million, respectively.

  Total amortization of financing fees and expenses (included in interest expense) for the fiscal years ended September 30, 1996, 1995, and 1994 was $2.4 million, $2.5 million, and $4.0 million, respectively.

  As of September 30, 1996, the Company's revolving credit facility and receivables securitization financing had fair values that approximated their carrying amounts.

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

  In May 1996, the Company completed a public offering of 4,800,000 shares of Class A common stock at a price of $35 per share. Of the 4,800,000 shares sold, 1,500,000 were sold by the Company and 3,300,000 shares were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the shares sold by the Selling Stockholders. The net proceeds of $49.3 million from the 1,500,000 shares sold by the Company were used to repay long-term debt. On a pro forma basis, assuming historical data is adjusted to reflect the public offering and related pay-down of long-term debt as if they occurred on October 1, 1995, earnings per share before extraordinary items for fiscal 1996 would not be materially different from reported earnings per share.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 6--STOCKHOLDERS' EQUITY--(CONTINUED)

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

  The Class C common stock is subject to substantial restrictions on transfer and has certain registration and "take-along" rights. A share of Class C common stock will automatically be converted into a share of Class A common stock (a) immediately prior to its sale in a future public offering or (b) at such time as such share of Class C common stock has been sold publicly.

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

  A summary of the components of net periodic pension cost charged to expense for the Company-sponsored defined benefit pension plans together with contributions charged to expense for a multi-employer union administered defined benefit pension plan the Company participates in follows (in thousands):

                                                         FISCAL YEAR ENDED
                                                           SEPTEMBER 30,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
Service cost......................................... $ 2,599  $ 2,267  $ 2,198
Interest cost on projected benefit obligation........   2,835    2,495    2,165
Actual return on plan assets.........................  (2,380)  (2,876)     (13)
Net amortization and deferral........................     (14)     519   (2,038)
                                                      -------  -------  -------
Net pension cost of defined benefit plans............   3,040    2,405    2,312
Net pension cost of multi-employer plan..............     196      178      142
                                                      -------  -------  -------
    Total pension expense............................ $ 3,236  $ 2,583  $ 2,454
                                                      =======  =======  =======

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 7--PENSION AND OTHER BENEFIT PLANS--(CONTINUED)

  The following table sets forth (in thousands) the funded status and amount recognized in the consolidated balance sheets for the Company-sponsored defined benefit pension plans:

                                     1996                        1995
                          --------------------------- ---------------------------
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                            BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                          ------------- ------------- ------------- -------------
Plan assets at fair
 value..................     $30,883       $   706       $27,997       $   523
Actuarial present value
 of benefit obligations:
  Vested................      28,650         1,231        26,873         1,622
  Accumulated, not
   vested...............         404           388           471           268
                             -------       -------       -------       -------
Accumulated benefit
 obligations............      29,054         1,619        27,344         1,890
  Effect of future pay
   increases............      10,948           576        10,082            23
                             -------       -------       -------       -------
Projected benefit
 obligation.............      40,002         2,195        37,426         1,913
                             -------       -------       -------       -------
Plan assets less than
 projected benefit
 obligation.............      (9,119)       (1,489)       (9,429)       (1,390)
Unrecognized net
 transition asset.......        (655)          --           (826)          --
Unrecognized prior
 service cost...........       2,777           626         3,080           679
Adjustment to recognize
 minimum liability......         --           (400)          --         (1,027)
Unrecognized net loss
 related to assumptions.       6,950           350         7,255           371
                             -------       -------       -------       -------
Pension (liability)
 asset recognized.......     $   (47)      $  (913)      $    80       $(1,367)
                             =======       =======       =======       =======

  Assumptions used in computing the funded status of the plans were as follows:

                                                             1996   1995   1994
                                                            ------ ------ ------
Discount rate..............................................  7.75%  7.25%  7.75%
Rate of increase in compensation levels....................  6.25%  5.75%  6.25%
Expected long-term rate of return on assets................ 10.00% 10.00% 10.00%

  Plan assets at September 30, 1996 are invested principally in listed stocks, corporate and government bonds, and cash equivalents.

  Additionally, the Company sponsors the Employee Investment Plan, a defined contribution 401(k) plan, which covers salaried and certain hourly employees. Eligible participants may contribute to the plan up to 2% to 6% of their regular compensation before taxes. The Company matches the employee contributions in an amount equal to 50% of the participants' contributions. An additional discretionary Company contribution in an amount not to exceed 50% of the participants' contributions may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over a five-year period depending upon an employee's years of service. Costs of the plan charged to expense for the fiscal years ended September 30, 1996, 1995, and 1994 amounted to $1.8 million, $0.9 million, and $1.1 million, respectively.

  As a result of special termination benefit packages previously offered, the Company provides medical, dental, and life insurance benefits to only a limited number of retirees and their dependents. These benefit plans are unfunded. Prior to October 1, 1993, the Company recognized the expenses for these plans on the cash basis. Effective October 1, 1993, pursuant to Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (Statement 106), the Company recognized the accumulated obligation related to these benefits resulting in a noncash charge to net income in 1994 of $1.2 million. The accumulated postretirement benefit obligation was $1.0 million as of September 30, 1996. The weighted average discount rate used in determining the accumulated postretirement benefit obligations was 7.50% and 7.25% at September 30, 1996 and 1995, respectively. The annual expense for such benefits is not material.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

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

  During fiscal 1995, the Company adopted the AmeriSource Health Corporation 1995 Stock Option Plan (the "1995 Option Plan"), which provides for the granting of nonqualified stock options to acquire up to approximately 1.2 million shares of common stock to employees of the Company at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods are determined at the date of grant by a committee of the Board of Directors. Options expire six years after the date of grant unless an earlier expiration date is set at the time of grant.

  During fiscal 1995, the Company also adopted the AmeriSource Health Corporation Non-Employee Director Stock Option Plan (the "1995 Directors Plan"), which provides for the grant of stock options to the Company's nonemployee directors. Under the 1995 Directors Plan, stock options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options become fully exercisable on the first anniversary of their respective grant, except for the options under the initial grant, which are fully exercisable on the third anniversary of the grant. The total number of shares to be issued under the 1995 Directors Plan may not exceed 50,000 shares.

  In November 1996, the Company's Board of Directors approved the 1996 Employee Stock Option Plan (the "1996 Option Plan") and the 1996 Non-Employee Directors Stock Option Plan (the "1996 Directors Plan"). The 1996 Option Plan and the 1996 Directors Plan are subject to shareholder approval and provide for the granting of nonqualified stock options to acquire up to 797,000 and 50,000 shares of common stock, respectively, at a price not less than the fair market value of the common stock on the date the option is granted. Additionally, grants of 344,000 stock options under the 1996 Stock Option and the 1996 Directors Plans, were made subject to and effective upon shareholder approval.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 8--STOCK OPTION PLANS--(CONTINUED)

  The following summarizes all stock option transactions under the 1995 Option Plan and the 1995 Directors Plan (in thousands except per share amounts).

                                                             EXERCISE
                                                  NUMBER      PRICES
                                                OF OPTIONS  PER SHARE    TOTAL
                                                ---------- ------------ -------
Balance outstanding, September 30, 1994........     --              --      --
  Granted......................................     915    $      21.00 $19,215
  Exercised....................................     --              --      --
  Cancelled....................................      (8)          21.00    (168)
                                                  -----                 -------
Balance outstanding September 30, 1995.........     907             --   19,047
  Granted......................................     298     28.00-41.88   8,413
  Exercised....................................      (2)          21.00     (42)
  Cancelled....................................     (28)    21.00-28.00    (609)
                                                  -----                 -------
Balance outstanding, September 30, 1996........   1,175             --  $26,809
                                                  =====                 =======

  All grants under the 1995 Option Plan included 4 year vesting provisions. At September 30, 1996 approximately 214,000 shares under the plans were exercisable. In addition, approximately 41,000 shares are reserved for issuance under the plans.

NOTE 9--LEASES

  The costs of capital leases are included in property and equipment and the obligations therefor in other debt. Related amortization is included in depreciation. At September 30, 1996, future minimum payments totaling $42.4 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 1997--$9.1 million; 1998--$7.5 million; 1999--$5.8 million; 2000--$4.1 million; 2001--$3.0 million; and thereafter (through 2009)--$12.9 million. In the normal course of business, operating leases are generally renewed or replaced by other leases.

  Total rental expense was $9.7 million in fiscal 1996, $7.6 million in fiscal 1995, and $6.2 million in fiscal 1994.

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

  In November 1993, the Company, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, was named as a defendant in the United States District Court for the Southern District of New York, in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. In addition, the Company is a party to parallel suits filed in state courts in Minnesota and Alabama. Plaintiffs seek injunctive relief, treble damages, attorneys' fees, and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 10--LEGAL MATTERS AND CONTINGENCIES--(CONTINUED) million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. Pursuant to the Judgement Sharing Agreement, the Company has released any claims that it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as cases which have been or may be filed in state courts.

  On April 4, 1996, the federal court granted the wholesalers' motion for summary judgement. The plaintiffs are appealing the grant of summary judgement in favor of the wholesalers to the United States Court of Appeals for the Seventh Circuit.

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.9 million at September 30, 1996), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 11--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                           QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED
                              -------------------------------------------------
                              DECEMBER 31, MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                  1995        1996       1996         1996
                              ------------ ---------- ----------  -------------
Revenues.....................  $1,282,513  $1,362,056 $1,420,006   $1,487,096
Gross profit.................      69,725      78,158     80,531       74,019
Selling and administrative
 expenses, depreciation and
 amortization................      45,334      50,875     53,807       54,528
Operating income.............      24,391      27,283     26,724       19,491
Income before extraordinary
 items.......................       8,850      10,100     10,405       13,295
Extraordinary charge--Early
 retirement of debt..........         --          --      (7,242)         --
Net income...................       8,850      10,100      3,163       13,295
Per share (fully diluted):
  Income before extraordinary
   item......................         .39         .45        .45          .55
  Extraordinary item.........         --          --        (.31)         --
    Net income per share.....         .39         .45        .14          .55

                                             THREE MONTHS ENDED
                              --------------------------------------------------
                              DECEMBER 31, MARCH 31,    JUNE 30,   SEPTEMBER 30,
                                  1994        1995        1995         1995
                              ------------ ----------  ----------  -------------
Revenues....................   $1,129,096  $1,178,035  $1,158,113   $1,203,704
Gross profit................       63,237      65,638      65,509       71,971
Selling and administrative
 expenses, depreciation and
 amortization...............       41,298      40,272      41,825       45,125
Operating income............       21,939      25,366      23,684       26,846
Income before extraordinary
 items......................          886       6,673       9,880       10,779
Extraordinary charges--Early
 retirement of debt.........      (11,749)       (126)     (6,162)         --
Net income (loss)...........      (10,863)      6,547       3,718       10,779
Per share (fully diluted):
  Income before
   extraordinary items......          .06         .45         .46          .48
  Extraordinary items.......         (.80)        --         (.29)         --
    Net income (loss) per
     share..................         (.74)        .45         .17          .48

  In the fourth quarter of fiscal 1996, cost of goods sold has been impacted by a one-time cumulative non-cash charge of $10.9 million arising from the misconduct of a former employee. In December 1996, the Company discovered erroneous entries were made over a number of years to improperly understate cost of goods sold and liabilities in one of its regions. The Company has concluded the estimated impact of the erroneous entries was not material to operations or the financial position of the Company in any individual year. Although the Company can not determine the actual impact of the erroneous entries on a year-to-year basis, the Company believes that over one-half of the amount of the charge occurred prior to fiscal 1993.

  As a result of the settlement with the Internal Revenue Service the Company reduced income tax expense by $7.1 million in the fourth quarter of fiscal 1996. (See Note 4.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  (No response to this Item is required.)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information appearing under "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the January 15, 1997 annual meeting of stockholders (the "1997 Proxy Statement") is incorporated herein by reference. The Company will file the 1997 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation appearing under "Management, "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors," and "Stockholder Return Performance" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Relationships and Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES.

  Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

                                                                            PAGE
                                                                            ----
AmeriSource Health Corporation and Subsidiaries
Report of Ernst & Young LLP, Independent Auditors.........................   15
Consolidated Balance Sheets as of September 30, 1996 and 1995.............   16
Consolidated Statements of Operations for the fiscal years ended September
 30, 1996, 1995 and 1994..................................................   18
Consolidated Statements of Changes in Stockholders' Equity for the fiscal
 years ended September 30, 1996, 1995 and 1994............................   19
Consolidated Statements of Cash Flows for the fiscal years ended September
 30, 1996, 1995 and 1994..................................................   20
Notes to Consolidated Financial Statements................................   21

  Financial Statement Schedules: The following financial statement schedules are submitted in response to Item 14(a)(2) and Item 14(d):

AmeriSource Health Corporation and Subsidiaries
 Schedule I--Condensed Financial Information of AmeriSource Health
          Corporation as of
          September 30, 1996 and 1995 and for the fiscal years ended
          September 30, 1996, 1995 and 1994................................ S-1
 Schedule II--Valuation and Qualifying Accounts............................ S-4

  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (A)(3) LIST OF EXHIBITS.*

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  2      Not Applicable.
  3.1    Certificate of Incorporation of the Registrant, (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-
         K for the fiscal year ended September 30, 1995).
  3.2    By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1, Amendment No. 1,
         Registration No. 33-44244).
  4.1    Indenture, dated as of May 30, 1986, between AmeriSource Corporation
         ("AmeriSource") and Bankers Trust Company, as trustee relating to the
         6 1/4% Convertible Subordinated Debentures due 2001 of AmeriSource
         (the "Convertible Debentures") including the form of Convertible
         Debenture (incorporated by reference to Exhibit 4 to AmeriSource's
         Current Report, dated July 1, 1986, on Form 8-K).
  4.2    First Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.23 to Registrant's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.3    Second Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.24 to Registrant's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.4    Indenture dated July 15, 1993 between Registrant and Security Trust
         Company, N.A., as trustee relating to the 11 1/4% Senior Debentures due 2005 (the "Senior Debentures") of Registrant including the form of the Senior Debentures (incorporated by reference to Exhibit 4 to
         Registrant's and AmeriSource's Form 10-Q for the quarter ended June
         30, 1993).
  4.5    Amended and Restated Credit Agreement, dated as of December 13, 1994 among AmeriSource, General Electric Capital Corporation individually and as agent, Bankers Trust Company, as co-agent, and the banks and other financial institutions named therein (incorporated by reference to Exhibit 4.10 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1994).
  4.6    First Amendment dated as of February 10, 1995 to the Amended and
         Restated Credit Agreement (incorporated by reference to Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1995).
  4.7    Second Amendment dated as of September 30, 1995 to the Amended and
         Restated Credit Agreement (incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1995).
  4.8    Third Amendment dated as of November 27, 1995 to the Amended and
         Restated Credit Agreement (incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1995).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  4.9    Fourth Amendment, dated as of April 26, 1996, to the Amended and
         Restated Credit Agreement.
  4.10   Receivables Purchase Agreement, dated as of December 13, 1994 between
         AmeriSource, as Seller and AmeriSource Receivables Corporation, as
         Purchaser (incorporated by reference to Exhibit 4.11 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1994).
  4.11   AmeriSource Receivables Master Trust Pooling and Servicing Agreement,
         dated as of December 13, 1994 among AmeriSource Receivables
         Corporation, as transferor, AmeriSource, as the initial Servicer, and
         Manufacturers and Traders Trust Company, as Trustee (incorporated by reference to Exhibit 4.12 to the Registrant's Annual Report on Form
         10-K for the fiscal year ended September 30, 1994).
  4.12   Revolving Certificate Purchase Agreement, dated as of December 13,
         1994 among AmeriSource Receivables Corporation, AmeriSource, The
         Revolving Purchasers and Bankers Trust Company, as Agent and Revolving
         Purchaser (incorporated by reference to Exhibit 4.13 to the
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1994).
  4.13   Series 1994-1 Supplement to Pooling and Servicing Agreement, dated as of December 13, 1994 among AmeriSource Receivables Corporation, as transferor, AmeriSource, as initial Servicer, and Manufacturers and
         Traders Trust Company, as Trustee (incorporated by reference to
         Exhibit 4.14 to the Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1994).
  9      Not Applicable.
 10.1    Stock Purchase and Stockholders' Agreement, dated December 29, 1988, among Drexel Burnham Lambert Incorporated, the other purchasers named therein, Registrant and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1,
         Registration No. 33-27835, filed March 29, 1989).
 10.2    Stock Purchase Agreement, dated as of December 29, 1988, among
         Registrant, Anthony C. Howkins, The NTC Group, Inc., Barton J. Winokur
         and Citicorp Venture Capital Ltd. (incorporated by reference to
         Exhibit 10.4 to the Registration Statement on Form S-1, Registration
         No. 33-27835, filed March 29, 1989).
 10.3    AmeriSource Master Pension Plan (incorporated by reference to Exhibit
         10.9 to the Registration Statement on Form S-1, Registration No. 33-
         27835, filed March 29, 1989).
 10.4    AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1,
         Registration No. 33-27835, filed March 29, 1989).
 10.5    AmeriSource 1985 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1985).
 10.6    Form of Securities Purchase and Holders Agreement among Registrant,
         Citicorp Venture Capital Ltd. and a Management Investor (incorporated by reference to Exhibit 10.14 to Amendment No. 1, filed August 15,
         1989, to the Registration Statement on Form S-1, Registration No. 33-
         27835).
 10.7    Form of Take-Along and Registration Rights Agreement between
         Registrant and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.19 to Amendment No. 2, filed September 7, 1989, to the Registration Statement on Form S-1, Registration No. 33-27835).
 10.8    Agreement, dated October 14, 1994, among certain manufacturers and wholesalers of prescription products, including AmeriSource
         (incorporated by reference to Exhibit 10.13 to Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1994).
 10.9    Registrant's 1995 Stock Option Plan (incorporated by reference to
         Exhibit 10.16 to Amendment No. 2 to the Registrant's Registration
         Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).
 10.10   Registrant's Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant's
         Registration Statement on Form S-2 dated April 3, 1995, Registration
         No. 33-57513).
 10.11   Registration Rights Agreement dated as of March 30, 1995 among
         Registrant and 399 Venture Partners, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant's Registration
         Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).

 EXHIBIT
 NUMBER             DESCRIPTION
 -------            -----------
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

(b) Reports on Form 8-K.

  Registrant did not file a Current Report on Form 8-K during the fiscal quarter ended September 30, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AmeriSource Health Corporation

                                                   /s/ Kurt J. Hilzinger
Date: December 30, 1996                   By: _________________________________
                                                 (KURT J. HILZINGER) VICE
                                            PRESIDENT, CHIEF FINANCIAL OFFICER
                                                       AND TREASURER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON DECEMBER 30, 1996 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                               TITLE
              ---------                               -----

        /s/ John F. McNamara                  Chairman, President
-------------------------------------          and Chief Executive
         (JOHN F. MCNAMARA)                    Officer (Principal
                                               Executive Officer)

        /s/ Kurt J. Hilzinger                 Vice President,
-------------------------------------          Chief Financial
         (KURT J. HILZINGER)                   Officer and
                                               Treasurer
                                               (Principal
                                               Financial Officer)

      /s/ Michael D. DiCandilo                Vice President,
-------------------------------------          Controller
       (MICHAEL D. DICANDILO)                  (Principal
                                               Accounting Officer)

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

       /s/ Michael A. Delaney                 Director
-------------------------------------
        (MICHAEL A. DELANEY)

        /s/ Richard C. Gozon                  Director
-------------------------------------
         (RICHARD C. GOZON)

       /s/ Lawrence C. Karlson                Director
-------------------------------------
        (LAWRENCE C. KARLSON)

          /s/ George Strong                   Director
-------------------------------------
           (GEORGE STRONG)

          /s/ James A. Urry                   Director
-------------------------------------
           (JAMES A. URRY)

        /s/ Barton J. Winokur                 Director
-------------------------------------
         (BARTON J. WINOKUR)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                             SEPTEMBER 30,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                     ASSETS
Cash..................................................... $       9  $      22
Receivable from AmeriSource Corporation..................    24,718     17,174
Deferred financing costs and other.......................       266      2,422
Investment at equity in AmeriSource Corporation (accumu-
 lated losses of AmeriSource in excess of investment)....   (61,457)   (79,241)
                                                          ---------  ---------
                                                          $ (36,464) $ (59,623)
                                                          =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses......................................... $     344  $   1,808
Long-term debt:
  Senior debentures......................................       --      74,293
Stockholders' equity:
  Common Stock, $.01 par value
    Class A (Voting and convertible):
     50,000,000 shares authorized; issued 9/96--
     17,291,100 shares; 9/95-- 12,062,560 shares.........       173        121
    Class B (Non-voting and convertible):
     15,000,000 shares authorized; issued 9/96--9,440,370
     shares; 9/95-- 12,969,050 shares....................        95        130
    Class C (Non-voting and convertible):
     2,000,000 shares authorized; issued 9/96--242,298
     shares; 9/95--440,158 shares........................         2          4
  Capital in excess of par value.........................   228,537    165,044
  Retained earnings (deficit)............................  (259,395)  (294,803)
  Cost of common stock in treasury.......................    (6,220)    (6,220)
                                                          ---------  ---------
                                                            (36,808)  (135,724)
                                                          ---------  ---------
                                                          $ (36,464) $ (59,623)
                                                          =========  =========


                  See notes to condensed financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FISCAL YEAR ENDED
                                                       SEPTEMBER 30,
                                                -----------------------------
                                                  1996      1995      1994
                                                --------  --------  ---------
Revenues....................................... $      7  $    726  $
Administrative expenses........................                (55)       104
Interest expense...............................    5,669    13,573     15,338
                                                --------  --------  ---------
(Loss) before taxes, extraordinary items,
 cumulative effects of accounting changes and
 equity in net income (loss) of subsidiary.....   (5,662)  (12,792)   (15,442)
Equity in net income (loss) of subsidiary
 before extraordinary items and cumulative
 effects of accounting changes.................   47,246    33,937   (172,241)
Income tax (benefit)...........................   (1,066)   (7,073)   (15,266)
                                                --------  --------  ---------
Income (loss) before extraordinary items and
 cumulative effects of accounting changes......   42,650    28,218   (172,417)
Extraordinary charges--early retirement of
 debt, net of income tax benefits..............   (7,242)  (18,037)      (656)
Cumulative effect of changes in accounting for
 income taxes of $33,399 and postretirement
 benefits other than pensions of $1,199........                       (34,598)
                                                --------  --------  ---------
   Net income (loss)........................... $ 35,408  $ 10,181  $(207,671)
                                                ========  ========  =========
Earnings (loss) per share (fully diluted)
 Income (loss) before extraordinary items and
  cumulative effects of accounting changes..... $   1.84  $   1.53  $  (11.69)
 Extraordinary items...........................     (.31)     (.98)      (.04)
 Cumulative effect of accounting changes.......      --        --       (2.35)
                                                --------  --------  ---------
   Net income (loss) per share................. $   1.53  $    .55  $  (14.08)
                                                ========  ========  =========
Weighted average number of common shares
 outstanding (thousands).......................   23,217    18,396     14,750

                                ---------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                                     FISCAL YEAR ENDED
                                                       SEPTEMBER 30,
                                                -----------------------------
                                                  1996      1995      1994
                                                --------  --------  ---------
OPERATING ACTIVITIES
 Net income (loss)............................. $ 35,408  $ 10,181  $(207,671)
 Adjustments to reconcile net income (loss) to
  net cash (used in) provided by operating
  activities:
   Amortization................................      138       361        434
   Equity in net (income) loss of subsidiary...  (47,246)  (22,062)   207,728
   Loss on early retirement of debt............   11,142     9,638
   Debentures issued in lieu of payment of
    interest...................................              4,572     14,904
   Income tax benefit invested in AmeriSource
    Corporation................................  (10,621)   (8,498)    (7,348)
   Changes in operating assets and liabilities:
     Receivable from AmeriSource Corporation...    6,622    (1,874)    (7,927)
     Accrued expenses..........................   (1,467)    1,755        (50)
     Miscellaneous.............................        3                   10
                                                --------  --------  ---------
     NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES...............................   (6,021)   (5,927)        80
FINANCING ACTIVITIES
 Long-term debt repayments.....................  (83,460)  (81,722)
 Net proceeds from public offerings............   49,300   148,168
 Deferred financing costs and other............       43       (28)       (55)
 Exercise of stock options.....................       42       566
 Repurchase of stock options...................                           (10)
 Purchases of treasury stock...................             (5,652)       (15)
                                                --------  --------  ---------
     NET CASH (USED IN) PROVIDED BY FINANCING
      ACTIVITIES...............................  (34,075)   61,332       (80)
INVESTING ACTIVITIES
 Capital contribution..........................   40,083   (55,421)
                                                --------  --------  ---------
     NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES...............................   40,083   (55,421)
                                                --------  --------  ---------
DECREASE IN CASH...............................      (13)      (16)       -0-
Cash at beginning of year......................       22        38         38
                                                --------  --------  ---------
CASH AT END OF YEAR............................ $      9  $     22  $      38
                                                ========  ========  =========

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

NOTE 2--LONG-TERM DEBT

  In July 1993, the Company issued $126.5 million principal amount of 11 1/4% Senior Debentures due in 2005. In connection with the April 1995 initial public offering described below, the Company redeemed one-half of the Senior Debentures outstanding which resulted in an extraordinary charge of $9.6 million (less a $2.7 million tax benefit) related to the write-off of unamortized deferred financing fees and premiums paid on redemption. In April 1996, the Company purchased and retired $26.7 million of the Senior Debentures for 111.25% of the principal amount (including fees) plus accrued interest. In June 1996, the Company redeemed the remaining $47.6 million of the Senior Debentures via a tender offer and related consent solicitation for 110.75% of the principal amount (including fees) plus accrued interest and a consent amount equal to 2.0% of the principal amount. These transactions resulted in an extraordinary charge in fiscal 1996 of $11.1 million (less a $3.9 million tax benefit) related to the open market purchase and tender offer premiums, transaction fees and the write-off of related unamortized deferred financing fees.

NOTE 3--STOCKHOLDERS' EQUITY

  In April 1995, the Company issued 7,590,000 shares of Class A common stock in a public offering at $21.00 per share. The net proceeds from the offering of $148.2 million (net of $1.3 million of issuance costs) were used to redeem a portion of the Senior Debentures ($81.7 million) described above and the remaining amounts were invested in AmeriSource Corporation, which were used to reduce its indebtedness. In conjunction with the initial public offering, the Company authorized a 2.95-for-1 stock split and, accordingly, all references to earnings per share and share data in these condensed financial statements have been restated to give effect to the stock split.

  In May 1996, the Company completed a public offering of 4,800,000 shares of Class A common stock at a price of $35 per share. Of the 4,800,000 shares sold, 1,500,000 were sold by the Company and 3,300,000 were sold by certain stockholders of the Company (the "Selling Stockholders"). The Company did not receive any of the proceeds from the shares sold by the selling stockholders. The net proceeds of $49.3 million from the 1,500,000 shares sold by the Company were invested in AmeriSource Corporation to reduce its indebtedness. AmeriSource Corporation borrowings from its revolving credit facility were used to retire and redeem the Senior Debentures as described in Note 2.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

---------------------------------------------------------------------------------------
         COL. A             COL. B             COL. C             COL. D      COL. E
---------------------------------------------------------------------------------------
                                              ADDITIONS
                                      -------------------------
                          BALANCE AT  CHARGED TO   CHARGED TO               BALANCE AT
                           BEGINNING  COSTS AND  OTHER ACCOUNTS DEDUCTIONS-   END OF
      DESCRIPTION          OF PERIOD   EXPENSES   -DESCRIBE(1)  DESCRIBE(2)   PERIOD
---------------------------------------------------------------------------------------
AMERISOURCE HEALTH
 CORPORATION AND
 SUBSIDIARIES
------------------------
YEAR ENDED SEPTEMBER 30,
 1996
 Allowance for doubtful
  accounts..............  $12,941,000 $2,074,000   $1,062,000   $1,229,000  $14,848,000
                          =========== ==========   ==========   ==========  ===========
YEAR ENDED SEPTEMBER 30,
 1995
 Allowance for doubtful
  accounts..............  $ 9,370,000 $5,449,000                $1,878,000  $12,941,000
                          =========== ==========                ==========  ===========
YEAR ENDED SEPTEMBER 30,
 1994
 Allowance for doubtful
  accounts..............  $ 7,681,000 $4,612,000                $2,923,000  $ 9,370,000
                          =========== ==========                ==========  ===========

--------
(1) Reserves established in connection with the Gulf Distribution Inc. acquisition.
(2) Accounts written off during year, net of recoveries.