Form 10-Q
period 1996-12-31
AMERISOURCE DISTRIBUTION CORP
filed 1997-02-07
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF
              1934 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1996

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 31, 1996 was: Class A--16,941,218, Class B-- 6,490,370; Class C--241,098.

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

 PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)

          Consolidated balance sheets--December 31, 1996 and September 30, 1996

          Consolidated statements of operations--Three months ended December
          31, 1996 and December 31, 1995

          Consolidated statements of cash flows--Three months ended December
          31, 1996 and December 31, 1995

          Management's Discussion and Analysis of Financial Condition and

  Item 2. Results of Operations

 PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

ITEM 1. AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1996         1996
                                                      ------------ -------------
                       ASSETS
Current Assets:
  Cash and cash equivalents..........................  $   38,732   $   65,575
  Restricted cash....................................       7,805        5,626
  Accounts receivable less allowance for doubtful
   accounts: 12/96--$16,803, 9/96--$14,638...........     470,574      390,331
  Merchandise inventories............................     763,061      650,296
  Prepaid expenses and other.........................       3,587        3,236
                                                       ----------   ----------
    Total current assets.............................   1,283,759    1,115,064

Property and Equipment, at cost......................      92,048       91,508
  Less accumulated depreciation......................      40,723       39,842
                                                       ----------   ----------
                                                           51,325       51,666
Other assets, less accumulated amortization:
 12/96--$6,129; 9/96--$5,478.........................      20,313       21,230
                                                       ----------   ----------
                                                       $1,355,397   $1,187,960
                                                       ==========   ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1996         1996
                                                      ------------ -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................  $  688,657   $  714,984
  Accrued expenses and other.........................      25,638       29,446
  Accrued income taxes...............................      10,950        6,002
  Deferred income taxes..............................      36,913       35,350
                                                       ----------   ----------
    Total current liabilities........................     762,158      785,782

Long-Term Debt:
  Revolving credit facility..........................     325,238      205,047
  Receivables securitization financing...............     284,886      226,878
  Other debt.........................................       1,805        1,768
                                                       ----------   ----------
                                                          611,929      433,693

Other Liabilities....................................       6,301        5,293

Stockholders' Equity
  Common Stock, $.01 par value:
   Class A (Voting and convertible):
    50,000,000 shares authorized;
    issued 12/96--17,292,300 shares;
    9/96--17,291,100 shares..........................         173          173
   Class B (Non-voting and convertible):
    15,000,000 shares authorized;
    issued 12/96--9,440,370 shares;
    9/96--9,440,370 shares...........................          95           95
   Class C (Non-voting and convertible):
    2,000,000 shares authorized;
    issued 12/96--241,098 shares;
    9/96--242,298 shares.............................           2            2
  Capital in excess of par value.....................     228,537      228,537
  Retained earnings (deficit)........................    (247,578)    (259,395)
  Cost of common stock in treasury...................      (6,220)      (6,220)
                                                       ----------   ----------
                                                          (24,991)     (36,808)
                                                       ----------   ----------
                                                       $1,355,397   $1,187,960
                                                       ==========   ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
Revenues................................................. $1,746,935 $1,282,513
Cost of goods sold.......................................  1,660,783  1,212,788
                                                          ---------- ----------
Gross Profit.............................................     86,152     69,725
Selling and administrative expenses......................     54,756     43,338
Depreciation.............................................      2,406      1,996
                                                          ---------- ----------
  Operating income.......................................     28,990     24,391
Interest expense.........................................      9,295      9,132
                                                          ---------- ----------
Income before taxes......................................     19,695     15,259
Taxes on income..........................................      7,878      6,409
                                                          ---------- ----------
  Net income............................................. $   11,817 $    8,850
                                                          ========== ==========
Net income per share (fully diluted)..................... $      .49 $      .39
                                                          ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                              DECEMBER 31
                                                           -------------------
                                                             1996      1995
                                                           --------  ---------
OPERATING ACTIVITIES
 Net income............................................... $ 11,817  $   8,850
 Adjustments to reconcile net income to net cash (used in)
  operating activities:
  Depreciation............................................    2,406      1,996
  Amortization............................................      662        693
  Provision for losses on accounts receivable.............    2,090       (145)
  (Gain) loss on disposal of property and equipment.......     (124)         5
  Deferred income taxes...................................    2,344      2,673
  Changes in operating assets and liabilities:
   Restricted cash........................................   (2,179)     7,060
   Accounts receivable....................................  (82,024)   (21,252)
   Merchandise inventories................................ (112,765)  (143,315)
   Prepaid expenses.......................................     (351)         6
   Accounts payable, accrued expenses and income taxes....  (25,568)    91,237
  Miscellaneous...........................................      (36)      (224)
                                                           --------  ---------
    NET CASH (USED IN) OPERATING ACTIVITIES............... (203,728)   (52,416)

INVESTING ACTIVITIES
 Capital expenditures.....................................   (2,852)    (3,309)
 Proceeds from sales of property and equipment............    1,510         46
                                                           --------  ---------
    NET CASH (USED IN) INVESTING ACTIVITIES...............   (1,342)    (3,263)

FINANCING ACTIVITIES
 Long-term debt borrowings................................  484,473    424,457
 Long-term debt repayments................................ (306,246)  (351,109)
                                                           --------  ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES.............  178,227     73,348
                                                           --------  ---------
(Decrease) increase in cash and cash equivalents..........  (26,843)    17,669
Cash and cash equivalents at beginning of period..........   65,575     32,171
                                                           --------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................ $ 38,732  $  49,840
                                                           ========  =========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

  The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmeriSource Health Corporation and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 1996, the results of operations for the three months ended December 31, 1996 and 1995 and the cash flows for the three months ended December 31, 1996 and 1995 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.9 million at December 31, 1996), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

  In November 1993, the Company, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, was named as a defendant in the United States District Court for the Southern District of New York, in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. In addition, the Company is a party to parallel suits filed in state courts in Minnesota and Alabama. Plaintiffs seek injunctive relief, treble damages, attorneys' fees, and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. Pursuant to the Judgement Sharing Agreement, the Company has released any claims that it might have had

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES against the manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts. On April 4, 1996, the federal court granted the wholesaler's motion for summary judgement. The plaintiffs are appealing the grant of summary judgement in favor of the wholesalers to the United States Court of Appeals for the Seventh Circuit.

NOTE 3--EARNINGS PER SHARE

  Earnings per share is computed on the basis of its weighted average number of shares outstanding during the periods presented (23,672,686 and 22,170,686 for the three months ended December 31, 1996 and December 31, 1995, respectively) plus the dilutive effect of stock options (625,013 and 326,364 for the three months ended December 31, 1996 and December 31, 1995, respectively, on a fully diluted basis).

NOTE 4--SUBSEQUENT EVENT

  In January 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Among other things, the Credit Agreement (1) is for a term of five years, expiring in January, 2002; (2) provides for interest rate step downs upon the attainment of certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from both Moody's and Standard & Poors; (4) increases the borrowing base availability to 70% of eligible inventory; and (5) increases the Company's ability to make acquisitions. An extraordinary loss of $3.2 million (less a $1.1 million tax benefit) will be recorded in the second quarter of fiscal 1997, representing the write-off of the unamortized financing fees related to the retirement of the former $380 million revolving credit facility.

  In January 1997, the Company entered into an agreement to acquire all of the equity interests of Walker Drug Company, L.L.C. in a cash transaction. Walker Drug Company, L.L.C. is a Pelham, Alabama based wholesale pharmaceutical distributor with annualized revenues of approximately $800 million. The purchase price is expected to be approximately $130 to $140 million and the transaction will be accounted for by the purchase method. The purchase is expected to close by the end of March 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Revenues in the first quarter of fiscal 1997 increased 36% to $1.7 billion from $1.3 billion in fiscal 1996. The year-to-year revenue gains reflect increases across all customer groups and the Company's continued growth in its newer geographic markets, primarily the western and northeastern United States and Florida. The acquisition of Gulf Distribution Inc. in February 1996 accounted for 4% of the increase. In addition, approximately 8% of the Company's revenue increase resulted from new opportunities related to the consolidation of two of its major competitors which may be non-recurring. During the three months ended December 31, 1996, sales to hospitals increased 37%, sales to independent drug store customers increased 44%, and sales to the chain drug store customer group increased 22%, as compared with the prior fiscal year. Approximately 40% of the hospital increase is due to the addition of one large mail order pharmacy customer. During the three months ended December 31, 1996 sales to hospitals accounted for 49% of total revenues, while sales to independent drug stores accounted for 33% and sales to chain drug stores, 18% of the total.

  Gross profit of $86.2 million in the first quarter of fiscal 1997 increased by 24% over 1996 due to the increase in revenues. As a percentage of revenues, the gross profit in the first quarter was 4.93% as compared to 5.44% in the prior year. Approximately half of the decline in gross profit percentage from the prior year was due to the addition of a large ($400 million in annualized revenues) mail order pharmacy customer at a gross profit percentage significantly lower than normal percentages. However, this account is expected to provide the Company with its normal return on committed capital due to a low cost to service and a relatively low working capital requirement. A reduction in selling margin percentage due to continuing price competition throughout the industry also contributed to the decline. The Company intends to increase its gross profit percentage by increasing sales of higher margin generic products and specialty programs to its expanding customer base. Gross profit may continue to be impacted by price competition and changes in customer and product mix.

  Operating expenses increased by $11.8 million or 26%, in the first quarter of fiscal 1997 compared with the prior year, and as a percentage of revenues, represent 3.27% in 1997 and 3.54% in 1996. The increase is due to increased delivery, warehouse and other new account start-up costs associated with the significant revenue increase. The decrease as a percentage of revenues is due to continued economies of scale at the Company's established locations, a reduction in new facility integration costs which were significant in fiscal 1996, and the new mail order pharmacy customer described above.

  Operating income of $29.0 million in the first quarter of fiscal 1997 increased by 19% over the prior year. As a percentage of revenues, the Company's operating margin declined to 1.66% in 1997 from 1.90% in 1996. The decline in the operating margin percentage is due to the decline in gross profit percentage described above, offset in part by reduced operating expenses as a percentage of revenues.

  Interest expense of $9.3 million in the first quarter of fiscal 1997 represents a slight increase of $0.2 million or 2% compared to the prior year. Increases in borrowings due to the 36% revenue increase were offset by reduced borrowing rates compared to the prior year due to the redemption of the remaining $74.3 million of 11 1/4% senior debentures in the third quarter of fiscal 1996 and market rate reductions under the Company's revolving credit facility and receivables securitization financing (Receivables Program). Average borrowings during the quarter ended December 31, 1996 were $536 million as compared to $451 million in the prior year.

  The income tax provision for the quarter ended December 31, 1996 was computed based on an estimate of the full year effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

  During the three-month period ended December 31, 1996, the Company's operating activities used $203.7 million in cash. The increase of $112.8 million in merchandise inventories, $82.0 million in accounts receivable, and $25.6 million in accounts payables, accrued expenses and income taxes accounted for most of the use of funds. The increase in inventories and accounts receivable reflects the Company's internal growth as well as increased purchases in anticipation of manufacturer price increases. In addition, the Company increased inventories to service the temporary and potential new customers resulting from the consolidation of two of its major competitors. Operating cash uses during the three-month period ended December 31, 1996 included $8.3 million in interest payments and $0.6 million in income tax payments.

  Capital expenditures for the three months ended December 31, 1996 were $2.9 million and relate principally to investments in management information systems and warehouse improvements which are expected to continue throughout the year.

  Cash provided by financing activities during the first quarter of fiscal 1997 represents borrowings under the Company's revolving credit facility and its Receivable Program primarily to fund its working capital requirements. At December 31, 1996, borrowings under the Company's $380 million revolving credit facility were $325 million (at an average interest rate of 7.0%) and borrowings under the $285 million Receivables Program were $285 million (at an average interest rate of 6.1%). In January 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Proceeds from borrowings under this Credit Agreement were used to retire the $380 million revolving credit facility. Among other things, the Credit Agreement
(1) is for a term of five years; (2) provides for interest rate step downs upon the attainment of certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from both Moody's and Standard & Poors; (4) increases the borrowing base availability to 70% of eligible inventory; and (5) increases the ability to make acquisitions. An extraordinary loss of $3.2 million (less a tax benefit of $1.1 million) will be recorded in the second quarter of fiscal 1997, representing the write-off of previously unamortized deferred financing fees related to the retirement of the former $380 million revolving credit facility. The initial interest rate for borrowings under the Credit Agreement is LIBOR plus 1.25%.

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

  In January 1997, the Company entered into an agreement to purchase all of the equity interests of Walker Drug Company, L.L.C. ("Walker") in a cash transaction. The transaction is expected to close by the end of March 1997. Walker is a Pelham, Alabama based wholesale pharmaceutical distributor with annualized revenues of approximately $800 million. The purchase price is expected to be approximately $130 to $140 million. The Company expects to fund the transaction from borrowings under its new Credit Agreement. In addition, the Company is currently considering various capital raising alternatives including refinancing its receivable securitization financing and raising additional equity.

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

  Certain information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as such term is defined in Section 27A of the Securities Act and
Section 21E of the Exchange Act. Certain factors such as changes in interest rates, competitive pressures, customer and product mix, inventory investment buying opportunities, and capital markets could cause actual results to differ materially from those in the forward-looking statements.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits: 4.14--Credit Agreement dated as of January 8, 1997 among AmeriSource Corporation as Borrower, AmeriSource Health Corporation and Certain Subsidiaries and Affiliates, as Guarantors and NationsBank, N.A. as Administrative Agent.

  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1996.

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

                                                 /s/ Michael D. DiCandilo
                                          _____________________________________
                                                 MICHAEL D. DICANDILO VICE
                                             PRESIDENT, CONTROLLER (PRINCIPAL
                                                    ACCOUNTING OFFICER)

Date: February 7, 1997