Form 10-Q
period 1997-03-31
AMERISOURCE DISTRIBUTION CORP
filed 1997-05-13
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of March 31, 1997 was: Class A--16,998,840, Class B--6,490,370, Class C--217,601.

                                     INDEX

                        AMERISOURCE HEALTH CORPORATION

 PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
          Consolidated balance sheets--March 31, 1997 and September 30, 1996
          Consolidated statements of operations--Three months ended March 31, 1997 and March 31, 1996
          Consolidated statements of operations--Six months ended March 31, 1997 and March 31, 1996
          Consolidated statements of cash flows--Six months ended March 31, 1997 and March 31, 1996
          Management's Discussion and Analysis of Financial Condition and
  Item 2. Results of Operations
 PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

ITEM 1. AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       (UNAUDITED)
                                                        MARCH 31,  SEPTEMBER 30,
                                                          1997         1996
                                                       ----------- -------------
                        ASSETS
Current Assets:
  Cash and cash equivalents........................... $   61,181   $   65,575
  Restricted cash.....................................      5,653        5,626
  Accounts receivable less allowance for doubtful
   accounts: 3/97--$19,775, 9/96--$14,848.............    499,857      390,331
  Merchandise inventories.............................    825,424      650,296
  Prepaid expenses and other..........................      5,639        3,236
                                                       ----------   ----------
    Total current assets..............................  1,397,754    1,115,064
Property and Equipment, at cost.......................    112,542       91,508
  Less accumulated depreciation.......................     43,055       39,842
                                                       ----------   ----------
                                                           69,487       51,666
Other assets..........................................     52,264       21,230
                                                       ----------   ----------
                                                       $1,519,505   $1,187,960
                                                       ==========   ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                       MARCH 31,   SEPTEMBER 30,
                                                         1997          1996
                                                      -----------  -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................... $  786,385    $  714,984
  Accrued expenses and other.........................     31,573        29,446
  Accrued income taxes...............................      9,155         6,002
  Deferred income taxes..............................     38,559        35,350
                                                      ----------    ----------
    Total current liabilities........................    865,672       785,782
Long-Term Debt:
  Revolving credit facility..........................    400,012       205,047
  Receivables securitization financing...............    246,895       226,878
  Other debt.........................................      9,266         1,768
                                                      ----------    ----------
                                                         656,173       433,693
Other Liabilities....................................     10,741         5,293
Stockholders' Equity
  Common Stock, $.01 par value:
   Class A (Voting and convertible):
    50,000,000 shares authorized;
    issued 3/97--17,349,922 shares;
    9/96--17,291,100 shares..........................        173           173
   Class B (Non-voting and convertible):
    15,000,000 shares authorized;
    issued 3/97--9,440,370 shares;
    9/96--9,440,370 shares...........................         95            95
   Class C (Non-voting and convertible):
    2,000,000 shares authorized;
    issued 3/97--217,601 shares;
    9/96--242,298 shares.............................          2             2
  Capital in excess of par value.....................    229,297       228,537
  Retained earnings (deficit)........................   (236,428)     (259,395)
  Cost of common stock in treasury...................     (6,220)       (6,220)
                                                      ----------    ----------
                                                         (13,081)      (36,808)
                                                      ----------    ----------
                                                      $1,519,505    $1,187,960
                                                      ==========    ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
Revenues............................................... $1,785,469  $1,362,056
Cost of goods sold.....................................  1,692,568   1,283,898
                                                        ----------  ----------
Gross Profit...........................................     92,901      78,158
Selling and administrative expenses....................     57,550      48,907
Depreciation...........................................      2,764       1,968
                                                        ----------  ----------
  Operating income.....................................     32,587      27,283
Interest expense.......................................     11,060       9,870
                                                        ----------  ----------
Income before taxes and extraordinary item.............     21,527      17,413
Taxes on income........................................      8,395       7,313
                                                        ----------  ----------
Income before extraordinary item.......................     13,132      10,100
Extraordinary charge-early retirement of debt, net of
 income tax benefit....................................     (1,982)        --
                                                        ----------  ----------
  Net income........................................... $   11,150  $   10,100
                                                        ==========  ==========
Earnings per share (fully diluted):
  Income before extraordinary item..................... $      .54  $      .45
  Extraordinary item...................................       (.08)        --
                                                        ----------  ----------
    Net income......................................... $      .46  $      .45
                                                        ==========  ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
Revenues............................................... $3,532,404  $2,644,569
Cost of goods sold.....................................  3,353,351   2,496,686
                                                        ----------  ----------
Gross Profit...........................................    179,053     147,883
Selling and administrative expenses....................    112,306      92,245
Depreciation...........................................      5,170       3,964
                                                        ----------  ----------
  Operating income.....................................     61,577      51,674
Interest expense.......................................     20,355      19,002
                                                        ----------  ----------
Income before taxes and extraordinary item.............     41,222      32,672
Taxes on income........................................     16,273      13,722
                                                        ----------  ----------
Income before extraordinary item.......................     24,949      18,950
Extraordinary charge-early retirement of debt, net of
 income tax benefit....................................     (1,982)        --
                                                        ----------  ----------
  Net income........................................... $   22,967  $   18,950
                                                        ==========  ==========
Earnings per share (fully diluted):
  Income before extraordinary item..................... $     1.03  $      .84
  Extraordinary item...................................       (.08)        --
                                                        ----------  ----------
    Net income......................................... $      .95  $      .84
                                                        ==========  ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                        ----------------------
                                                           1997        1996
                                                        -----------  ---------
OPERATING ACTIVITIES
 Net income............................................ $    22,967  $  18,950
 Adjustments to reconcile net income to net cash (used
  in) provided by operating activities:
  Depreciation.........................................       5,170      3,964
  Amortization.........................................       1,364      1,340
  Provision for losses on accounts receivable..........       2,371        192
  Gain on disposal of property and equipment...........        (125)       (14)
  Deferred income taxes................................       4,813      5,724
  Loss on early retirement of debt.....................       3,250
  Changes in operating assets and liabilities (net of
   effect of companies acquired):
   Restricted cash.....................................         (27)     8,536
   Accounts receivable.................................     (33,935)      (204)
   Merchandise inventories.............................     (79,820)  (153,828)
   Prepaid expenses....................................        (724)      (104)
   Accounts payable, accrued expenses and income tax-
    es.................................................      (5,384)   119,028
  Miscellaneous........................................         447        597
                                                        -----------  ---------
    NET CASH (USED IN) PROVIDED BY OPERATING
     ACTIVITIES........................................     (79,633)     4,181
INVESTING ACTIVITIES
 Capital expenditures..................................      (8,058)    (9,741)
 Proceeds from sales of property and equipment.........       1,887        465
 Cost of companies acquired............................    (138,652)   (28,329)
                                                        -----------  ---------
    NET CASH USED IN INVESTING ACTIVITIES..............    (144,823)   (37,605)
FINANCING ACTIVITIES
 Long-term debt borrowings.............................   1,304,260    806,060
 Long-term debt repayments.............................  (1,081,798)  (740,974)
 Deferred financing costs and other....................      (3,160)
 Exercise of stock options.............................         760
                                                        -----------  ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES..........     220,062     65,086
                                                        -----------  ---------
(Decrease) increase in cash and cash equivalents.......      (4,394)    31,662
Cash and cash equivalents at beginning of period.......      65,575     32,171
                                                        -----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............. $    61,181  $  63,833
                                                        ===========  =========

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three and six months ended March 31, 1997 and 1996 and the cash flows for the six months ended March 31, 1997 and 1996 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at March 31, 1997), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

  In November 1993, the Company, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, was named as a defendant in the United States District Court for the Southern District of New York, in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. In addition, the Company is a party to parallel suits filed in state courts in Minnesota and Alabama. Plaintiffs seek injunctive relief, treble damages, attorneys' fees, and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. Pursuant to the Judgement Sharing Agreement, the Company has released any claims that it might have had against the

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES manufacturers for the claims presented by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as cases which have been filed in various state courts. On April 4, 1996, the federal court granted the wholesalers' motion for summary judgment. The plaintiffs are appealing the grant of summary judgement in favor of the wholesalers to the United States Court of Appeals for the Seventh Circuit.

NOTE 3--EARNINGS PER SHARE

  Earnings per share is computed on the basis of the weighted average number of shares outstanding during the periods presented (23,706,811 and 22,170,686 for the three months ended March 31, 1997 and March 31, 1996, respectively; and 23,689,749 and 22,170,686 for the six months ended March 31, 1997 and March 31, 1996, respectively) plus the dilutive effect of stock options (594,378 and 609,696 for the three and six months ended March 31, 1997, respectively; and 339,707 and 333,035 for the three and six months ended March 31, 1996, respectively on a fully diluted basis).

NOTE 4--ACQUISITION

  In March 1997, the Company acquired all of the equity interests of Walker Drug Company, L.L.C. in a cash transaction. Walker Drug Company, L.L.C. is wholesale pharmaceutical distributor based in Pelham, Alabama with annualized revenues of approximately $800 million. The purchase price was $138.7 million. The acquisition was accounted for by the purchase method and, accordingly is included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over net assets acquired of $26.6 million has been allocated to goodwill (which is included in other assets) and is being amortized on a straight line basis over 40 years. Changes in purchase accounting activities may result in a reallocation of the purchase price within one year of the acquisition. The acquisition was funded by borrowings under the Company's revolving credit agreement. The following table reflects financial results on a pro forma basis, assuming the acquisition had occurred at the beginning of the periods presented:

                                                            SIX MONTHS ENDED
                                                                MARCH 31,
                                                          ----------------------
                                                             1997        1996
                                                          ----------  ----------
Revenues................................................. $3,910,379  $2,991,806
Income before extraordinary items........................     28,071      18,890
Net income...............................................     26,089      18,890
Earnings per share (fully diluted):
  Income before extraordinary item.......................      $1.15        $.84
  Extraordinary item.....................................       (.08)        --
                                                          ----------  ----------
    Net income...........................................      $1.07        $.84
                                                          ==========  ==========

NOTE 5--LONG-TERM DEBT

  In January 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Among other things, the Credit Agreement :(1) is for a term of five years, expiring in January, 2002; (2) provides for interest rate step downs to as low as LIBOR plus 25 basis points upon the attainment of certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from two credit rating agencies; (4) provides for a borrowing base of 70% of the eligible inventory; and (5) provides higher limits for possible acquisitions. An extraordinary loss of $2.0 million (net of tax benefits of $1.3 million) was recorded in the second quarter of fiscal 1997, representing the write-off of the unamortized financing fees related to the retirement of the prior

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

$380 million revolving credit facility. In connection with the Credit Agreement, the Company incurred approximately $3.0 million in financing fees which have been deferred and are being amortized on a straight-line basis over the five-year term of the Credit Agreement.

Revolving loans made under the Credit Agreement may be prepaid during its term, without premium and may subsequently be reborrowed. Commitments under the Credit Agreement may be permanently reduced in full or in part at any time at the option of the Company upon prior written notice.

  Borrowings under the Credit Agreement bear interest at the rate of LIBOR plus an applicable margin (1.25% at March 31, 1997). Interest on loans under the Credit Agreement is payable quarterly. Under the terms of the Credit Agreement, the Company granted the senior lenders perfected first priority security on interest in the Company's inventory for collateral against borrowings under the Credit Agreement. The Company is required to pay a commitment fee on the average unused portion of the Credit Agreement (.35% per annum at March 31, 1997) plus an annual administrators fee. At March 31, 1997, the $400.0 million outstanding under the Credit Agreement bore interest at the rate of 6.8% per annum.

  The indentures governing the Credit Agreement contain restrictions and covenants which include limitations on incurrence of additional indebtedness, restrictions on dividends and distributions to stockholders, the repurchase of stock and the making of certain other restricted payments, the issuance of preferred stock, the creation of certain liens, transactions with subsidiaries and other affiliates and certain corporate acts such as mergers, consolidation and the sale of substantially all assets. Additional covenants require compliance with financial tests, including maintenance of minimum net worth, leverage, and fixed charge coverage.

NOTE 6--CHANGE IN ESTIMATE

  During the quarter, the Company changed its method of estimating its interim LIFO inventory from a detailed quarterly index calculation method to a method which allocates a portion of the estimated annual LIFO provision to each quarter based on each quarter's actual inventory appreciation. The new method provides for a better match between current costs and revenues and reduces interim fluctuations caused by changes in product mix during the year. Prior to this change, substantially all of the Company's annual LIFO provision was recorded in its first six fiscal months. Approximately 60% of the Company's estimated annual LIFO provision was recorded in the first six months of fiscal 1997 under the new estimation method.

NOTE 7--RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $.01 for both the three months ended March 31, 1997 and March 31, 1996, respectively; and $.02 and $.01 for the six months ended March 31, 1997 and March 31, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

NOTE 8--SUBSEQUENT EVENT

  Pursuant to its receivable securitization program, the Company issued $90 million of Floating Rate Class A Trade Receivables Participation Certificates Series 1997-1 (the "Series 1997-1 Certificates") in April 1997. The Series 1997-1 Certificates consist of AAA rated fixed principal, variable rate certificates with a term of five years and a rate of LIBOR plus .20%. The proceeds from the issuance were used to pay down borrowings under the Credit Agreement.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF
                                  OPERATIONS

  Revenues for the three months ended March 31, 1997 increased 31% to $1.8 billion from $1.4 billion in the corresponding period in 1996. For the six months ended March 31, 1997, revenues were $3.5 billion, an increase of 34% compared to the prior year. The year-to-year revenue gains reflect increases across all customer groups and the Company's continued growth in its newer geographic markets, primarily the western and northeastern United States, and Florida. The acquisitions of Walker Drug Company, L.L.C. ("Walker Drug Company") in March 1997, and Gulf Distribution, Inc. in February 1996, resulted in an increase in revenues of 6% and 5% for the three and six months ending March 31, 1997, respectively. During the six months ended March 31, 1997, sales to hospitals increased 33%, sales to independent drug store customers increased 42%, and sales to the chain drug store customer group increased 23%, as compared with the prior period. Approximately 33% of the hospital revenue increase is due to the addition of one large mail order pharmacy customer. During the six months ended March 31, 1997 sales to hospitals accounted for 49% of total revenues, while sales to independent drug stores accounted for 33% and sales to chain drug stores for 18% of the total.

  Gross profit of $92.9 million in the second quarter of fiscal 1997 increased by 19% over 1996 due to the increase in revenues. As a percentage of revenues, the gross profit in the second quarter of fiscal 1997 was 5.20% as compared to 5.74% in the prior period. For the six months ended March 31, 1997, the gross profit percentage was 5.07% as compared to 5.59% in the prior period. Approximately half of the decline in gross profit percentage from the prior year was due to the addition of a large mail order pharmacy customer ($250 million in annualized revenues) at a gross profit percentage significantly lower than normal percentages. However, this customer is expected to provide the Company with its normal return on committed capital due to a low cost to service and a relatively low working capital requirement. A reduction in selling margin percentage due to continuing price competition throughout the industry also contributed to the decline. The Company intends to increase its gross profit percentage by increasing sales of higher margin generic products and specialty programs to its expanding customer base. Gross profit may continue to be impacted by price competition and changes in customer and product mix.

  Operating expenses increased by $9.4 million or 19%, in the second quarter of fiscal 1997 compared with the prior year, and as a percentage of revenues, were 3.38% in 1997 and 3.74% in 1996. For the first six months of fiscal 1997, operating expenses increased 22% compared to the prior year and represented 3.33% of revenues versus 3.64% of revenues in the prior year. The increase was due primarily to increased delivery and warehouse expense associated with the significant revenue increase. The decrease as a percentage of revenue in fiscal 1997 is primarily due to continued economies of scale at the Company's established locations and the low service cost associated with the large mail order customer which has offset higher than anticipated integration costs of the Company's Orlando, FL facility.

  Operating income of $32.6 million in the second quarter of fiscal 1997 increased by 19% over the prior year. For the six months ended March 31, 1997 operating income also increased by 19%. As a percentage of revenues, the Company's operating margin declined to 1.74% in the first six months of fiscal 1997 from 1.95% in the first six months of fiscal 1996 due to the decrease in gross profit percentage discussed above, offset in part by reduced operating expenses as a percentage of revenues. As a result of the Walker Drug Company acquisition, the Company is evaluating its distribution and sales network to identify opportunities for increased efficiencies and cost reduction necessary to maintain and grow its operating margin.

  Interest expense of $11.1 million in the second quarter of fiscal 1997 represents an increase of $1.2 million or 12% compared to the prior year quarter. For the six month period ended March 31, 1997 interest expense increased by $1.4 million or 7% versus the prior year six month period. The increase over the prior year was due to increased borrowings to fund the 34% revenue increase and the purchase of Walker Drug Company in March 1997. Average borrowings during the quarter ended March 31, 1997 were $637 million as compared to average borrowings of $520 million in the prior year second quarter. For the six months ended March 31, 1997, average borrowings were $587 million versus average borrowings of $485 million in the prior period. The increased average indebtedness was offset in part by reduced borrowing rates compared to the prior year due to the redemption of the remaining $74.3 million of 11 1/4% senior debentures in the third quarter of fiscal 1996 and rate reductions under the Company's revolving credit facility and receivables securitization financing ("Receivables Program").

  The income tax provisions for the three and six months ended March 31, 1997 were computed based on an estimate of the full year effective tax rate. The extraordinary charge in fiscal 1997 of $2.0 million, net of a tax benefit of $1.2 million, relates to the write-off of unamortized deferred financing fees related to the retirement of the prior $380 million revolving credit facility.

  During the second quarter the Company changed its method of estimating its interim LIFO inventory. The new method provides for a better match between current costs and revenues and reduces interim fluctuations caused by changes in product mix during the year. Prior to this change, substantially all of the Company's annual LIFO provision was recorded in its first six fiscal months. Approximately 60% of the Company's estimated annual LIFO provision was recorded in the first six months of fiscal 1997 under the new estimation method.

LIQUIDITY AND CAPITAL RESOURCES

  During the six-month period ended March 31, 1997, the Company's operating activities used $79.6 million in cash as merchandise inventories increased $79.8 million and accounts receivable increased $33.9 million as a result of the Company's significant growth. In addition inventory also increased due to purchases in anticipation of manufacturer price increases and other deal buying opportunities. Operating cash uses during the six month period ended March 31, 1997 included $16.6 million in interest payments and $8.5 in income tax payments.

  Capital expenditures for the six months ended March 31, 1997 were $8.1 million and relate principally to investments in warehouse automation, warehouse improvements, and information technology which are expected to continue throughout the year.

  In March 1997, the Company acquired all of the equity interests of Walker Drug Company, L.L.C. in a cash transaction. The transaction was funded by borrowings under the revolving credit agreement. Walker Drug Company is a full service pharmaceutical wholesaler based in Pelham, Alabama with annualized revenues of approximately $800 million. The purchase price was $138.7 million and the transaction was accounted for by the purchase method. The excess of the purchase price over net assets acquired of $26.6 million has been allocated to goodwill and is being amortized over 40 years.

  Cash provided by financing activities during the first six months of fiscal 1997 represents borrowings under the Company's revolving credit facility and its Receivable Program primarily to fund its working capital requirements and the purchase of Walker Drug Company. In January 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Proceeds from borrowings under this Credit Agreement were used to retire the $380 million revolving credit facility. Among other things, the Credit Agreement:
(1) is for a term of five years, expiring in January 2002; (2) provides for interest rate step downs upon the attainment of certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from two credit rating agencies; (4) provides for a borrowing base of 70% of the eligible inventory; and (5) provides higher limits for potential acquisitions. At March 31, 1997, borrowings under the Company's $500 million revolving credit facility were $400 million (at an average interest rate of 6.8%) and borrowings under the $285 million Receivables Program were $247 million (at an average interest rate of 6.0%). In April 1997, the Company issued $90 million of Floating Rate Class A Trade Receivable Participation Certificates Series 1997-1 under its Receivable Program. These certificates consist of AAA rated fixed principal, variable rate certificates with a term of five years and a rate of LIBOR plus .20%. The proceeds from the issuance were used to pay down borrowings under the Credit Agreement.

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

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvement in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

  Certain information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as such term is defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Certain factors such as changes in interest rates, competitive pressures, customer and product mix, inventory investment buying opportunities, and capital markets could cause actual results to differ materially from those in forward-looking statements.

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a) The Company's 1997 Annual Meeting of Stockholders was held on February 11, 1997.

  (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all director nominees were elected to the class indicated in the proxy statement pursuant to the vote of the Company's stockholders.

  (c) Matters voted upon at the Annual Meeting were as follows:

    (1) Election of John F. McNamara, Bruce C. Bruckmann, Michael A. Delaney, Richard C. Gozon, Lawrence C. Karlson, George H. Strong, James A. Urry, and Barton J. Winokur as directors of the Company. The results of the stockholder vote were as follows: Mr. McNamara-- 12,317,676 for, 0 against, 89,654 withheld, and 0 broker non-votes; Mr. Bruckmann--12,317,710 for, 0 against, 89,620 withheld, and 0 broker non-votes; Mr. Delaney--12,316,920 for, 0 against, 90,410 withheld, and 0 broker non-votes; Mr. Gozon--12,317,710 for, 0 against, 89,620 withheld, and 0 broker non-votes; Mr. Karlson-- 12,317,710 for, 0 against, 89,620 withheld, and 0 broker non-votes; Mr. Strong--12,316,040 for, 0 against, 91,290 withheld, and 0 broker non-votes; Mr. Urry--10,275,776 for, 0 against, 2,131,554 withheld, and 0 broker non-votes; Mr. Winokur--11,798,310 for, 0 against, 609,020 withheld, and 0 broker non-votes.

    (2) Approval of an Amendment to the Company's 1995 Stock Option Plan. The results of the stockholder vote were as follows: 12,103,716 for, 297,993 against, 5,621 withheld, and 0 broker non-votes.

    (3) Approval of the Company's 1996 Employee Stock Option Plan. The results of the stockholder vote were as follows: 10,896,692 for, 1,440,785 against, 6,545 withheld, and 0 broker non-votes.

    (4) Approval of the Company's 1996 Non-Employee Directors Stock Option Plan. The results of the stockholder vote were as follows:
        9,855,115 for, 2,465,961 against, 22,946 withheld, and 0 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: 4.15--Amendment No. 1 dated as of February 26, 1997 to the Credit Agreement dated January 8, 1997;

                27--Financial Data Schedule

    (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

Date: May 13, 1997