Form 10-Q
period 1997-06-30
AMERISOURCE DISTRIBUTION CORP
filed 1997-08-13
CIK 855042

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1997

                            ------------------------

                         AMERISOURCE HEALTH CORPORATION
                            (A DELAWARE CORPORATION)
                (FORMERLY AMERISOURCE DISTRIBUTION CORPORATION)

                                    (REGISTRANT, STATE OF
          (COMMISSION                   INCORPORATION                  (IRS EMPLOYER
         FILE NUMBER)           ADDRESS AND TELEPHONE NUMBER)       IDENTIFICATION NO.)
---------------------------------------------------------------------------------------------
          33-27835-01            P.O. BOX 959, VALLEY FORGE,            23-2546940
                                     PENNSYLVANIA 19482
                                       (610) 296-4480

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [ ]

                            ------------------------

     The number of shares of common stock of AmeriSource Health Corporation outstanding as of June 30, 1997 was: Class A -- 17,075,808, Class
B -- 6,490,370, Class C -- 173,483.
================================================================================

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

  PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements (Unaudited)
           Consolidated balance sheets -- June 30, 1997 and September 30, 1996
           Consolidated statements of operations -- Three months ended June 30, 1997 and
           June 30, 1996
           Consolidated statements of operations -- Nine months ended June 30, 1997 and June
           30, 1996
           Consolidated statements of cash flows -- Nine months ended June 30, 1997 and June
           30, 1996
           Management's Discussion and Analysis of Financial Condition and Results of
  Item 2.  Operations
 PART II.  OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      JUNE 30,      SEPTEMBER 30,
                                                                        1997            1996
                                                                     -----------    -------------
                                                                     (UNAUDITED)
                              ASSETS
Current Assets:
  Cash and cash equivalents........................................  $    83,925      $    65,575
  Restricted cash..................................................        8,434            5,626
  Accounts receivable less allowance for doubtful accounts:
     6/97 -- $19,192, 9/96 -- $14,848..............................      490,626          390,331
  Merchandise inventories..........................................      795,122          650,296
  Prepaid expenses and other.......................................        5,179            3,236
                                                                      ----------       ----------
          Total current assets.....................................    1,383,286        1,115,064
Property and Equipment, at cost....................................      111,167           91,508
  Less accumulated depreciation....................................       45,640           39,842
                                                                      ----------       ----------
                                                                          65,527           51,666
Other assets.......................................................       53,523           21,230
                                                                      ----------       ----------
                                                                     $ 1,502,336      $ 1,187,960
                                                                      ==========       ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                      JUNE 30,      SEPTEMBER 30,
                                                                        1997            1996
                                                                     -----------    ------------
                                                                     (UNAUDITED)
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable.................................................  $   874,315      $   714,984
  Accrued expenses and other.......................................       41,518           29,446
  Accrued income taxes.............................................        9,454            6,002
  Deferred income taxes............................................       39,579           35,350
                                                                      ----------       ----------
          Total current liabilities................................      964,866          785,782
Long-Term Debt:
  Revolving credit facility........................................      219,230          205,047
  Receivables securitization financing.............................      303,904          226,878
  Other debt.......................................................        9,201            1,768
                                                                      ----------       ----------
                                                                         532,335          433,693
Other Liabilities..................................................       11,180            5,293
Stockholders' Equity
  Common Stock, $.01 par value:
     Class A (Voting and convertible):
       50,000,000 shares authorized; issued 6/97 -- 17,426,890
        shares; 9/96 -- 17,291,100 shares..........................          174              173
     Class B (Non-voting and convertible):
       15,000,000 shares authorized; issued 6/97 -- 9,440,370
        shares; 9/96 -- 9,440,370 shares...........................           95               95
     Class C (Non-voting and convertible):
       2,000,000 shares authorized; issued 6/97 -- 173,483 shares;
        9/96 -- 242,298 shares.....................................            2                2
  Capital in excess of par value...................................      230,000          228,537
  Retained earnings (deficit)......................................     (230,096)        (259,395)
  Cost of common stock in treasury.................................       (6,220)          (6,220)
                                                                      ----------       ----------
                                                                          (6,045)         (36,808)
                                                                      ----------       ----------
                                                                     $ 1,502,336      $ 1,187,960
                                                                      ==========       ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
                                                                             (UNAUDITED)
Revenues............................................................  $2,064,174     $1,420,006
Cost of goods sold..................................................   1,963,714      1,339,475
                                                                      ----------     ----------
Gross Profit........................................................     100,460         80,531
Selling and administrative expenses.................................      76,211         51,378
Depreciation........................................................       3,257          2,429
                                                                      ----------     ----------
  Operating income..................................................      20,992         26,724
Interest expense....................................................      10,611          9,088
                                                                      ----------     ----------
Income before taxes and extraordinary item..........................      10,381         17,636
Taxes on income.....................................................       4,049          7,231
                                                                      ----------     ----------
Income before extraordinary item....................................       6,332         10,405
Extraordinary charge-early retirement of debt, net of income tax
  benefit...........................................................          --         (7,242)
                                                                      ----------     ----------
  Net income........................................................  $    6,332     $    3,163
                                                                      ==========     ==========
Earnings per share (fully diluted):
  Income before extraordinary item..................................  $      .26     $      .45
  Extraordinary item................................................          --           (.31)
                                                                      ----------     ----------
     Net income.....................................................  $      .26     $      .14
                                                                      ==========     ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          NINE MONTHS ENDED
                                                                              JUNE 30,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
                                                                             (UNAUDITED)

Revenues............................................................  $5,596,578     $4,064,575
Cost of goods sold..................................................   5,317,065      3,836,161
                                                                      ----------     ----------
Gross Profit........................................................     279,513        228,414
Selling and administrative expenses.................................     188,517        143,623
Depreciation........................................................       8,427          6,393
                                                                      ----------     ----------
  Operating income..................................................      82,569         78,398
Interest expense....................................................      30,966         28,090
                                                                      ----------     ----------
Income before taxes and extraordinary item..........................      51,603         50,308
Taxes on income.....................................................      20,322         20,953
                                                                      ----------     ----------
Income before extraordinary item....................................      31,281         29,355
Extraordinary charge-early retirement of debt, net of income tax
  benefit...........................................................      (1,982)        (7,242)
                                                                      ----------     ----------
  Net income........................................................  $   29,299     $   22,113
                                                                      ==========     ==========
Earnings per share (fully diluted):
  Income before extraordinary item..................................  $     1.29     $     1.29
  Extraordinary item................................................        (.08)          (.32)
                                                                      ----------     ----------
     Net income.....................................................  $     1.21     $      .97
                                                                      ==========     ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                         NINE MONTHS ENDED
                                                                              JUNE 30,
                                                                     --------------------------
                                                                        1997            1996
                                                                     -----------     ----------
                                                                            (UNAUDITED)
OPERATING ACTIVITIES
  Net income.......................................................  $    29,299     $   22,113
  Adjustments to reconcile net income to net cash provided by (used
     in) operating activities:
     Depreciation..................................................        8,427          6,393
     Amortization..................................................        2,125          2,041
     Provision for losses on accounts receivable...................        3,252          1,140
     Gain on disposal of property and equipment....................        2,929            (16)
     Deferred income taxes.........................................        6,025          8,815
     Loss on early retirement of debt..............................        3,250         11,142
     Changes in operating assets and liabilities (net of effect of companies acquired):
       Restricted cash.............................................       (2,808)         8,547
       Accounts receivable.........................................      (25,213)         7,094
       Merchandise inventories.....................................      (49,518)      (179,122)
       Prepaid expenses............................................         (263)          (657)
       Accounts payable, accrued expenses and income taxes.........       92,053        102,166
     Miscellaneous.................................................           32          2,059
                                                                     -----------      ---------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES......       69,590         (8,285)
INVESTING ACTIVITIES
  Capital expenditures.............................................      (12,735)       (12,008)
  Proceeds from sales of property and equipment....................        1,967            527
  Cost of companies acquired.......................................     (138,652)       (28,725)
                                                                     -----------      ---------
          NET CASH USED IN INVESTING ACTIVITIES....................     (149,420)       (40,206)
FINANCING ACTIVITIES
  Long-term debt borrowings........................................    1,615,923      1,324,712
  Long-term debt repayments........................................   (1,517,307)    (1,298,166)
  Net proceeds from public offering................................           --         49,300
  Deferred financing costs and other...............................       (1,900)            --
  Exercise of stock options........................................        1,464             42
                                                                     -----------      ---------
          NET CASH PROVIDED BY FINANCING ACTIVITIES................       98,180         75,888
                                                                     -----------      ---------
Increase in cash and cash equivalents..............................       18,350         27,397
Cash and cash equivalents at beginning of period...................       65,575         32,171
                                                                     -----------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................  $    83,925     $   59,568
                                                                     ===========      =========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmeriSource Health Corporation and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three and nine months ended June 30, 1997 and 1996 and the cash flows for the nine months ended June 30, 1997 and 1996 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996.

NOTE 2 -- LEGAL MATTERS AND CONTINGENCIES

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

     The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at June 30, 1997), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

     In November 1993, the Company, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, was named as a defendant in the United States District Court for the Southern District of New York, in a series of purported class action antitrust lawsuits alleging violations of various antitrust laws associated with the chargeback pricing system. In addition, the Company is a party to parallel suits filed in state courts in Minnesota, Mississippi and Alabama. Plaintiffs seek injunctive relief, treble damages, attorneys' fees, and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. Pursuant to the Judgement Sharing Agreement, the Company has released any claims that it might have had against the manufacturers for the claims presented

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES by the plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as cases which have been filed in various state courts. On April 4, 1996, the federal court granted the wholesalers' motion for summary judgment. The plaintiffs are appealing the grant of summary judgement in favor of the wholesalers to the United States Court of Appeals for the Seventh Circuit.

NOTE 3 -- EARNINGS PER SHARE

     Earnings per share is computed on the basis of the weighted average number of shares outstanding during the periods presented (23,739,661 and 22,733,126 for the three months ended June 30, 1997 and June 30, 1996, respectively; and 23,706,386 and 22,358,166 for the nine months ended June 30, 1997 and June 30, 1996, respectively) plus the dilutive effect of stock options (598,737 and 612,204 for the three and nine months ended June 30, 1997, respectively; and 401,142 and 355,737 for the three and nine months ended June 30, 1996, respectively on a fully diluted basis).

NOTE 4 -- ACQUISITION

     In March 1997, the Company acquired all of the equity interests of Walker Drug Company, L.L.C. in a cash transaction. Walker Drug Company, L.L.C. is wholesale pharmaceutical distributor based in Pelham, Alabama with annualized revenues of approximately $800 million. The purchase price was $138.7 million. The acquisition was accounted for by the purchase method and, accordingly is included in the consolidated financial statements from the date of acquisition. The excess of the purchase price over net assets acquired of $28.2 million has been allocated to goodwill (which is included in other assets) and is being amortized on a straight line basis over 40 years. Changes in purchase accounting activities may result in a reallocation of the purchase price within one year of the acquisition. The acquisition was funded by borrowings under the Company's revolving credit agreement. The following table reflects financial results on a pro forma basis, assuming the acquisition had occurred at the beginning of the periods presented:

                                                                      NINE MONTHS ENDED
                                                                          JUNE 30,
                                                                  -------------------------
                                                                     1997           1996
                                                                  ----------     ----------
    Revenues....................................................  $5,974,533     $4,584,332
    Income before extraordinary items...........................      34,391         30,313
    Net income..................................................      32,409         23,071
    Earnings per share (fully diluted):
      Income before extraordinary item..........................  $     1.41     $     1.34
      Extraordinary item........................................        (.08)          (.32)
                                                                  ----------     ----------
              Net income........................................  $     1.33     $     1.02
                                                                  ==========     ==========

NOTE 5 -- LONG-TERM DEBT

     In January 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Among other things, the Credit Agreement: (1) is for a term of five years, expiring in January, 2002; (2) provides for interest rate step downs to as low as LIBOR plus 25 basis points upon the attainment of certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from two credit rating agencies;
(4) provides for a borrowing base of 70% of the eligible inventory; and (5) provides higher limits for possible acquisitions. An extraordinary loss of $2.0 million (net of tax benefits of $1.3 million) was recorded in the second quarter of fiscal 1997, representing the write-off of the unamortized financing fees related to the retirement of the prior $380 million revolving credit facility. In connection with the Credit Agreement, the Company incurred approximately $3.0

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES million in financing fees which have been deferred and are being amortized on a straight-line basis over the five-year term of the Credit Agreement.

     Revolving loans made under the Credit Agreement may be prepaid during its term, without premium and may subsequently be reborrowed. Commitments under the Credit Agreement may be permanently reduced in full or in part at any time at the option of the Company upon prior written notice.

     Borrowings under the Credit Agreement bear interest at the rate of LIBOR plus an applicable margin (1.25% at June 30, 1997). Interest on loans under the Credit Agreement is payable quarterly. Under the terms of the Credit Agreement, the Company granted the senior lenders perfected first priority security on interest in the Company's inventory for collateral against borrowings under the Credit Agreement. The Company is required to pay a commitment fee on the average unused portion of the Credit Agreement (.31% per annum at June 30, 1997) plus an annual administration fee. At June 30, 1997, the $219.2 million outstanding under the Credit Agreement bore interest at the rate of 7.6% per annum.

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

     Pursuant to its receivable securitization financing, the Company issued $90 million of Floating Rate Class A Trade Receivables Participation Certificates Series 1997-1 (the "Series 1997-1 Certificates") in April 1997. The Series 1997-1 Certificates consist of AAA rated fixed principal, variable rate certificates with a term of five years and a rate of LIBOR plus .20%. The proceeds from the issuance were used to pay down borrowings under the Credit Agreement. In connection with the Series 1997-1 Certificates, the Company incurred approximately $.7 million in financing fees which have been deferred and are being amortized on a straight-line basis over the five year term of the Series 1997-1 Certificates.

NOTE 6 -- CHANGE IN ESTIMATE

     During its second quarter of fiscal 1997, the Company changed its method of estimating its interim LIFO inventory from a detailed quarterly index calculation method to a method which allocates a portion of the estimated annual LIFO provision to each quarter based on each quarter's actual inventory appreciation. The new method provides for a better match between current costs and revenues and reduces interim fluctuations caused by changes in product mix during the year. Prior to this change, substantially all of the Company's annual LIFO provision was recorded in its first six fiscal months. Approximately 80% of the Company's estimated annual LIFO provision was recorded in the first nine months of fiscal 1997 under the new estimation method.

NOTE 7 -- RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share of $.01 for the three months ended June 30, 1997 and have no effect on the three months ended June 30, 1996; and increases of $.03 and $.02 for the nine months ended June 30, 1997 and June 30, 1996, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

     In June 1997 the FASB issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both Statements become effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures. The Statement is expected to have no effect on the Company's results of operations, financial position, capital resources or liquidity.

NOTE 8 -- FACILITY CONSOLIDATIONS AND OTHER CHARGES

     The Company commenced cost reduction plans in the third quarter of fiscal 1997 to consolidate three of its pharmaceutical distribution facilities into other existing facilities and to restructure its sales force. The cost reduction initiatives will be completed by December 1997 and resulted in the following charges included in selling and administrative expense in the third quarter of fiscal 1997.

                                                                    (DOLLARS IN THOUSANDS)
        Write-downs of assets.....................................          $3,857
        Severance.................................................           1,832
        Lease cancellations.......................................             727
                                                                            ------
                                                                            $6,416
                                                                            ======

     Write-downs of assets include buildings, warehouse and computer equipment, and other assets to be disposed of primarily related to the facility closings. Severance includes the termination costs of 240 warehouse and sales employees. Approximately 20 of these employees were terminated by June 30, 1997 and the remainder are expected to be terminated by December 1997. The above amounts exclude the shut-down costs of a facility acquired in the Walker Drug Company acquisition that was contemplated in the acquisition and accordingly, included in the purchase price allocation.

     In addition to the above charges, the Company incurred $5.2 million of charges related to the retirement of its former President and CEO as well as other executive terminations during the third quarter of fiscal 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Revenues for the three months ended June 30, 1997 increased 45% to $2.1 billion from $1.4 billion in the corresponding period in fiscal 1996. For the nine months ended June 30, 1997, revenues were $5.6 billion, an increase of 38% compared to the prior year. The year-to-year revenue gains reflect increases across all customer groups and all geographic regions. The acquisitions of Walker Drug Company, L.L.C. ("Walker Drug Company") in March 1997, and Gulf Distribution, Inc. in February 1996, resulted in an increase in revenues of 13% and 7% for the three and nine months ending June 30, 1997, respectively. During the nine months ended June 30, 1997, sales to hospitals increased 36%, sales to independent drug store customers increased 43%, and sales to the chain drug store customer group increased 32%, as compared with the prior period. Approximately 31% of the hospital revenue increase is due to the addition of one large mail order pharmacy customer. During the nine months ended June 30, 1997 sales to hospitals accounted for 48% of total revenues, while sales to independent drug stores accounted for 33% and sales to chain drug stores for 19% of the total.

     Gross profit of $100.5 million in the third quarter of fiscal 1997 increased by 25% over 1996 due to the increase in revenues. As a percentage of revenues, the gross profit in the third quarter of fiscal 1997 was 4.87% as compared to 5.67% in the prior year. For the nine months ended June 30, 1997, the gross profit percentage was 4.99% as compared to 5.62% in the prior year. Approximately 25% and 30% of the decline in gross profit percentage from the prior year quarter and nine months, respectively, was due to the addition of a large ($280 million in annualized revenues) mail order pharmacy customer at a gross profit percentage significantly lower than normal percentages. However, this customer is expected to provide the Company with its normal return on committed capital due to a low cost to service and a relatively low working capital requirement. The third quarter percentage was also impacted by less inventory appreciation profits than in the prior year as a percentage of revenue due to increased inventory turns and fewer manufacturer price increases. A reduction in selling margin percentage due to continuing price competition throughout the industry and the higher than average growth of the Company's largest customers also contributed to the decline. Gross profit may continue to be impacted by price competition and changes in customer and product mix.

     The Company commenced cost reduction plans in the third quarter of fiscal 1997 to consolidate three of its pharmaceutical distribution facilities into other existing facilities and to restructure its sales force. The cost reduction initiatives will be completed by December 1997 and resulted in a $6.4 million charge to selling and administrative expense in the third fiscal quarter of 1997. Write-downs of $3.9 million of assets includes buildings, warehouse and computer equipment, and other assets to be disposed of primarily related to the facility closings. Severance charges of $1.8 million were recorded for the termination of 240 sales and warehouse employees. Approximately 20 of these employees were terminated by June 30, 1997 and the remainder are expected to be terminated by December 31, 1997. Additionally, $0.7 million of costs related to lease terminations were recorded. The above amounts exclude the shut-down costs of a facility acquired in the Walker Drug Company acquisition that was contemplated in the acquisition, and accordingly, included in the purchase price allocation. In addition to the cost reduction initiatives, the Company incurred $5.2 million of charges related to the retirement of its former President and CEO as well as other executive terminations during the third quarter. Annualized cost savings of $6.0 to $8.0 million are expected as a result of the cost reduction initiatives.

     Operating expenses, including the $11.6 million of special charges discussed in the preceding paragraph, increased by $25.7 million or 48%, in the third quarter of fiscal 1997 compared with the prior year, and as a percentage of revenues, were 3.85% in 1997 and 3.79% in 1996. Excluding the $11.6 million of special charges, operating expenses as a percentage of revenues were 3.29% for the third quarter of fiscal 1997. For the first nine months of fiscal 1997, operating expenses increased 31% compared to the prior year and represented 3.52% of revenues versus 3.69% of revenues in the prior year. Excluding the special charges, operating expenses as a percentage of revenues were 3.31% for the nine months ended June 30, 1997. The increase in expenses was due to increased delivery and warehouse expense associated with the significant revenue increase. The decrease as a percentage of revenue in fiscal 1997 is primarily due to continued economies of scale at the Company's established locations and the low service cost associated with the large mail order customer which has offset higher than anticipated integration costs of the Company's Orlando, FL facility.

     Operating income of $21.0 million in the third quarter of fiscal 1997 decreased by 21% from the prior year. For the nine months ended June 30, 1997 operating income increased by 5%. Excluding the effect of the special charges of $11.6 million in the third quarter of fiscal 1997, operating income increased 22% and 20% for the three and nine months ended June 30, 1997, respectively, as compared to the prior year. Excluding the special charges, the Company's operating margin declined to 1.58% and 1.68% for the three and nine months ended June 30, 1997, respectively, as compared to 1.88% and 1.93% for the comparable prior year periods. The decrease is due to the decrease in gross profit percentage discussed above, offset in part by reduced operating expenses as a percentage of revenues.

     Interest expense of $10.6 million in the third quarter of fiscal 1997 represents an increase of 17% compared to the prior year quarter. For the nine month period ended June 30, 1997 interest expense increased 10% versus the prior year period. The increase over the prior year was due to increased borrowings to fund the Company's strong revenue increase and the purchase of Walker Drug Company in March 1997. Average borrowings during the quarter ended June 30, 1997 were $619 million as compared to average borrowings of $489 million in the prior year third quarter. For the nine months ended June 30, 1997, average borrowings were $597 million versus average borrowings of $487 million in the prior year. The increased average indebtedness was offset in part by reduced borrowing rates compared to the prior year due to the redemption of the remaining $74.3 million of 11 1/4% senior debentures in the third quarter of fiscal 1996 and rate reductions under the Company's revolving credit facility and receivables securitization financing.

     The income tax provisions for the three and nine months ended June 30, 1997 were computed based on an estimate of the full year effective tax rate. The extraordinary charge in fiscal 1997 of $2.0 million, net of a tax benefit of $1.3 million, was due to the write-off of unamortized deferred financing fees related to the retirement of the prior $380 million revolving credit facility.

     During the second quarter the Company changed its method of estimating its interim LIFO inventory. The new estimation method better matches current costs and revenues and reduces interim fluctuations caused by changes in product mix during the year. Prior to this change, substantially all of the Company's annual LIFO provision was recorded in its first six fiscal months. Approximately 80% of the Company's estimated annual LIFO provision was recorded in the first nine months of fiscal 1997 under the new estimation method.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine-month period ended June 30, 1997, the Company's operating activities generated $69.6 million in cash. An increase in inventory turns, a reduction in days sales outstanding and an increase in days payables outstanding offset the increased working capital requirements of the significant revenue growth. Operating cash uses during the nine month period ended June 30, 1997 included $27.4 million in interest payments and $11.1 million in income tax payments.

     Capital expenditures for the nine months ended June 30, 1997 were $12.7 million and relate principally to investments in warehouse automation, warehouse improvements, and information technology which are expected to continue throughout the year.

     In March 1997, the Company acquired all of the equity interests of Walker Drug Company Inc. in a cash transaction. The transaction was funded by borrowings under the revolving credit facility. Walker Drug Company is a Pelham, Alabama-based pharmaceutical wholesaler with annualized revenues of approximately $800 million. The purchase price was $138.7 million and the transaction was accounted for by the purchase method. The excess of the purchase price over net assets acquired of $28.2 million has been allocated to goodwill and is being amortized over 40 years.

     Cash provided by financing activities during the first nine months of fiscal 1997 represents borrowings under the Company's revolving credit facility and its receivable securitization financing primarily to fund its working capital requirements and the purchase of Walker Drug Company. In January 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Proceeds from borrowings under this Credit Agreement were used to retire the $380 million revolving credit facility. Among other things, the Credit Agreement (1) is for a term of five years, expiring in January 2002; (2) provides for interest rate step downs upon the attainment of certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from two credit rating agencies; (4) provides for a borrowing base of 70% of the eligible inventory; and (5) provides higher limits for potential acquisitions. At June 30, 1997, borrowings under the Company's $500 million revolving credit facility were $219 million (at an average interest rate of 7.6%) and borrowings under the $375 million Receivables Program were $304 million (at an average interest rate of 6.0%). In April 1997, the Company issued $90 million of Floating Rate Class A Trade Receivable Participation Certificates Series 1997-1 under its Receivable Program. These certificates consist of AAA rated fixed principal, variable rate certificates with a term of five years and a rate of LIBOR plus .20%. The proceeds from the issuance were used to pay down borrowings under the Credit Agreement.

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

     The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at June 30, 1997), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

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

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: 4.1 -- Amendment to Pooling and Servicing Agreement and
                   Receivables Purchase Agreement, dated as of March 5, 1997 among AmeriSource Receivables Corporation, AmeriSource Corporation, and Manufacturers and Traders Trust Company, as Trustee.

                   4.2 -- Certificate Purchase Agreement, dated as of April 11, 1997, among AmeriSource Corporation, AmeriSource Receivables Corporation, BT Securities Corporation, Bankers Trust International PLC, and Bankers Trust Australia Limited.

                   4.3 -- Amendment to Pooling and Servicing Agreement and Receivables Purchase Agreement dated as of April 17, 1997 among AmeriSource Receivables Corporation, AmeriSource Corporation, and Manufacturers and Traders Trust Company, as Trustee.

                   4.4 -- Series 1997-1 Supplement to Pooling and Servicing Agreement dated as of April 17, 1997 among AmeriSource Receivables Corporation as Transferor, AmeriSource Corporation, as initial Servicer and Manufacturers and Traders Trust Company as Trustee.

                   27 -- Financial Data Schedule

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMERISOURCE HEALTH CORPORATION

                                                 /s/ KURT J. HILZINGER

                                          --------------------------------------
                                                    Kurt J. Hilzinger
                                             Senior Vice President and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)

Date: August 13, 1997