Form 10-K
period 1997-09-30
AMERISOURCE DISTRIBUTION CORP
filed 1997-12-19
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------
                                   FORM 10-K

                                 ------------

    (MARK ONE)
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                            OF 1934 [FEE REQUIRED]
      [X]

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Non-affiliates of AmeriSource Health Corporation, as of December 1, 1997, held 16,205,112 shares of voting stock. The registrant's voting stock is traded on the New York Stock Exchange under the trading symbol "AAS". The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the closing price of such stock on the New York Stock Exchange on December 1, 1997 and the assumption for this computation only that 399 Venture Partners, Inc. and all directors and executive officers of the registrant are affiliates) was $1,047,255,363.

The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 1, 1997 was: Class A--17,209,108; Class B-- 6,490,370; Class C--164,495.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III--Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                    PART I

ITEM 1. BUSINESS

  AmeriSource Health Corporation, through its direct wholly-owned subsidiary AmeriSource Corporation (referred to interchangeably as "AmeriSource" and the "Company"), is the fourth largest full-service wholesale distributor of pharmaceutical products and related health care services in the United States. The Company serves its customers nationwide through 19 drug distribution facilities and three specialty products distribution facilities. AmeriSource is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive position of its customers and suppliers. The Company benefits from a diverse customer base that includes hospitals and managed care facilities (47%), independent community pharmacies (33%), and chain drug stores including pharmacy departments of supermarkets and mass merchandisers (20%).

  Over the past five years, AmeriSource has achieved significant growth in revenues and operating income before unusual items. The Company's revenues have increased from $3.2 billion in fiscal 1992 to $7.8 billion in fiscal 1997, a compound annual growth rate of 19.3%, while operating income before unusual items and amortization increased from $68.6 million in fiscal 1992 to $132.2 million in fiscal 1997, a compound annual growth rate of 14.0%. The Company's growth is primarily the result of market share gains in existing markets, geographic expansion and overall industry growth.

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

BUSINESS STRATEGY

  Over the past five years, AmeriSource has significantly expanded its national presence as a leading, innovative wholesale distributor of pharmaceutical products and related health care services. The Company believes it is well-positioned to continue its revenue growth and increase operating income through the execution of the following key elements of its business strategy:

  . Expanding into New Geographic Markets. The Company believes that there are substantial opportunities to grow by expanding into new geographic areas through opening new distribution facilities and making selective, complementary acquisitions. Since October 1993, the Company has opened six new distribution facilities. In October 1993, the Company opened a facility in Dallas, Texas, and in November 1994, the Company opened two additional facilities in Portland, Oregon and Springfield, Massachusetts. In June 1995, the Company opened a new facility in Sacramento, California and in October 1995, a new facility in Phoenix, Arizona was opened. In December 1995, the Company opened its newest facility in Orlando, Florida. Each of these new facilities began operations with an existing customer base in its regional marketplace. In addition, in July 1995, the Company acquired Newbro Drug Company, a regional wholesale pharmaceutical distributor based in Idaho Falls, Idaho; in February 1996, the Company acquired Gulf Distribution Inc., a regional wholesale pharmaceutical distributor based in Miami, Florida; and in March 1997, the Company acquired Walker Drug Company, a regional wholesale pharmaceutical distributor based in Birmingham, Alabama. The Company believes that as industry consolidation pressures continue, additional opportunities may arise to selectively acquire additional local and regional drug wholesale companies facilitating expansion into new geographic areas and enhancement of its competitive position in existing markets.

  . Increasing Market Share in Existing Markets. The Company believes that it is well positioned to continue to grow in its existing markets by: (i) providing superior distribution services coupled with advanced information systems to reduce costs throughout the pharmaceutical supply channel; (ii) continuing to develop or acquire specialty value-added services and programs to improve the competitiveness of its customers and suppliers; (iii) maintaining its low cost operating structure to ensure that the Company's services are priced competitively in the marketplace; and (iv) continuing its decentralized operating structure to respond to customers' needs more quickly and efficiently and to ensure the continued
   development of local and regional management talent. These factors have allowed AmeriSource to compete effectively in the marketplace and generate above-average industry sales growth over the last five years.

  . Continuing Growth of Specialty Services. The Company works closely with both customers and suppliers to develop an extensive range of specialty services. In addition to enhancing the Company's profitability, these services increase customer loyalty and strengthen the Company's overall role in the pharmaceutical supply channel. These services include:

    --ECHO(R), the Company's proprietary software system, provides sophisticated ordering and inventory management assistance to its hospital and retail customers. In addition to facilitating the primary supply and communications between the Company and its customers, ECHO(R) enables the Company's customers to reduce their costs through ordering more efficiently, selecting from best price alternatives and maintaining formulary compliance. Since the introduction of ECHO(R) in early fiscal 1991, the Company has installed approximately 6,000 systems nationwide, and believes that its installed base of systems is one of the largest and most sophisticated in the wholesale drug industry.

    --Family Pharmacy(R) enables small chain and independent community pharmacies to compete more effectively through: (i) innovative advertising, marketing and promotional campaigns; (ii) value-added merchandising programs including private label product lines; (iii) enhanced access to pharmaceutical benefit programs of large health care groups, including third-party payor programs; and (iv) access to disease management and pharmaceutical care programs. Family Pharmacy(R) has grown dramatically in recent years adding approximately 600 stores in fiscal 1997. With over 2,800 Family Pharmacy(R) member-stores, Family Pharmacy(R) in effect constitutes one of the largest drugstore chains in the United States.

    --The Company's Income Rx(R) program provides an integral value-added service to its hospital and retail pharmacy customers by continually reviewing the marketplace for generic products that offer the best price, quality and availability. With the increasing importance of generic pharmaceuticals, this program represents a significant opportunity for growth and profitability. In fiscal 1996, the Company introduced its AmeriSource Select(R) automatic substitution generic compliance program and currently has over 3,000 customers in the program. AmeriSource Select(R) provides customers additional profit opportunity by channeling generic purchasing to preferred products in order to reduce product acquisition cost and decrease redundancies in other generic products stocked by the Company and its customers. Revenues attributable to AmeriSource's sale of generic and multi-source pharmaceuticals (including the Income Rx(R) program) have increased to approximately $645 million in fiscal 1997.

    --American Health Packaging(TM) (AHP) is the Company's pharmaceutical packaging division. In fiscal 1996, the Company expanded its packaging business by opening a new state-of-the-art facility in Columbus, OH in order to provide customized packaging solutions to both customers and suppliers. The facility is capable of packaging pharmaceuticals into both unit of use and unit dose formats which provide higher productivity, better controls, and improved profitability throughout the pharmaceutical supply channel.

    --MedAssess(TM) (formerly known as Encara) is the Company's innovative pharmacy practice system which positions pharmacists to participate in drug therapy counseling and disease management for their customers. MedAssess, which includes comprehensive training programs, proprietary software products, management services and ongoing support, allows pharmacists to market reimbursable care-based services to managed care organizations and other third-party payors.

    --The Diabetes Shoppe(TM) program develops pharmacy-based diabetic care centers to market specialized products and training for the diabetic patient. Since the acquisition of The Diabetes Shoppe(TM) in September 1996, membership has grown from 215 to over 525 retail pharmacy members nationwide.

    --The Company's Health Services Plus(TM) business distributes vaccines, injectables and oncology products to physicians and clinics on a national basis. Rita Ann Distributors markets cosmetics and fragrances to chain drugstores and independent retail customers.

  . Maintain Low-Cost Operating Structure. AmeriSource has the lowest operating cost structure among its four major national competitors. Over the past five years, the Company has significantly reduced operating expenses and investment in net working capital as a percentage of revenues. Specifically, the Company has reduced its selling and administrative expenses and depreciation as a percentage of revenues from 4.05% in fiscal 1992 to 3.41% in fiscal 1997. In addition, the Company continues to achieve productivity and operating income gains from continued investments in advanced management information systems, warehouse automation technology, and from operating leverage due to increased volume per Rx distribution facility. The addition of new facilities was accomplished with minimal incremental investment in corporate overhead. As these facilities continue to expand in their regional markets, the Company believes that its growth and profitability will be further enhanced.

INDUSTRY OVERVIEW

  The Company has benefited from the significant growth of the full-service drug wholesale industry in the United States. Industry sales grew from $30 billion in 1990 to an estimated $78 billion in 1996. The factors contributing to this growth, and the sources of future growth for the industry, include (i) an aging population, (ii) the introduction of new pharmaceuticals, (iii) the increased use of outpatient drug therapies, (iv) a higher concentration of distribution through wholesalers by both manufacturers and customers, and (v) rising pharmaceutical prices.

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

  Cost Containment Efforts. In response to rising health care costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate health care costs, the Company believes drug therapy has had a beneficial impact on overall health care costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for less than 9% of overall health care costs, and manufacturers' emphasis on research and development is expected to continue the introduction of cost-effective drug therapies.

  Higher Concentration of Distribution Through Wholesalers. Over the past decade, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen. Drug wholesalers offer their customers and suppliers more efficient distribution and inventory management. As a result, from 1980 to 1996, the percentage of pharmaceutical sales through wholesale drug distributors increased from approximately 46% to approximately 61%. Order processing, inventory management and product delivery by wholesale drug distributors allow manufacturers to allocate their resources to research and development, manufacturing and marketing their products. Customers benefit from this shift by having a single source of supply for a full line of pharmaceutical products as well as lower inventory costs, more timely and efficient delivery, and improved purchasing and inventory information. In addition, customers also benefit from the range of value-added programs developed by wholesale drug distributors that are targeted to the specific needs of these customers, which, in turn, reduce their costs and increase their operating efficiencies.

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

  At the same time that sales through the wholesale drug industry have grown, the number of pharmaceutical wholesalers in the United States has decreased from 139 at the end of 1980 to approximately 39 as of September 1997. Industry analysts expect this consolidation trend to continue, with the industry's largest companies increasing their percentage of total industry sales.

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

  To expand into new geographic markets, AmeriSource has opened six new facilities since October 1993, and currently operates 19 drug wholesale distribution facilities and three specialty products distribution facilities, organized into four regions across the United States. Several operating units of the Company have over 100 years of history in the business and are among the nation's first drug distribution businesses. Unlike its more centralized competitors, the Company is structured as an organization of locally managed profit centers. Management of each operating unit has fiscal responsibility for its unit, and each operating unit has an established executive, sales and operations staff. The operating unit's results, including earnings and asset management goals, have a direct impact on management compensation. The operating units utilize the Company's corporate staff for marketing, financial, legal and executive management resources and corporate coordination of asset and working capital management.

  Sales and Marketing. The Company has an organization of over 225 sales professionals. A specially trained group of telemarketing/customer service representatives makes regular contact with customers regarding special promotions. The Company's corporate marketing department works with manufacturer suppliers to develop national programs and promotions. Tailored to specific customer classes, these programs can be further customized at the operating unit level to adapt to local market conditions. The marketing department gathers and disseminates information to each operating unit's purchasing and sales organization in order to enhance their competitive effectiveness.

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

  The Company's 19 full-service Rx distribution facilities and three specialty products facilities as of December, 1997, are organized into four regions throughout the United States. The following table presents certain information on a fiscal year basis regarding the Company's operating units in the aggregate.

                                       FISCAL YEAR ENDED SEPTEMBER 30,
                               ------------------------------------------------
                                 1993     1994     1995     1996     1997
                               -------- -------- -------- -------- --------
                               (DOLLARS IN MILLIONS; SQUARE FEET IN THOUSANDS)
Revenue....................... $3,658.9 $4,182.2 $4,668.9 $5,551.7 $7,815.9
Number of Rx distribution
 facilities...................       15       14       18       20       21
Average revenue/Rx
 distribution facility........ $  243.0 $  297.1 $  257.8 $  275.6 $  367.3
Total square feet (Rx
 facilities)..................  1,372.3  1,322.1  1,446.9  1,817.5  2,237.5
Average revenue/square feet
 (in whole dollars)
 (Rx facilities)..............   $2,656   $3,146 $  3,207   $3,033   $3,448

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

                                       FISCAL YEAR ENDED SEPTEMBER 30,
                         -----------------------------------------------------------
                            1993        1994        1995        1996        1997
                         ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN MILLIONS)
Hospitals and Managed
 Care Facilities........ $1,707  47% $2,126  51% $2,422  52% $2,673  48% $3,706  47%
Independents............  1,244  34%  1,292  31%  1,396  30%  1,807  33%  2,579  33%
Chains..................    708  19%    764  18%    851  18%  1,072  19%  1,531  20%
                         ------ ---- ------ ---- ------ ---- ------ ---- ------ ----
   Total................ $3,659 100% $4,182 100% $4,669 100% $5,552 100% $7,816 100%
                         ====== ==== ====== ==== ====== ==== ====== ==== ====== ====

  No single customer represented more than 5% of the Company's total revenues during fiscal 1997 other than the federal government which, in the aggregate, accounted for approximately 15%. Excluding the federal government, the Company's top ten customers represented approximately 21% of total revenues during fiscal 1997. A profile of each customer segment follows:

  . Hospitals and Managed Care Facilities. AmeriSource is one of the nation's top three distributors in serving the hospital and managed care market segment. Because hospitals and managed care facilities purchase large volumes of high-priced, easily handled pharmaceuticals, the Company benefits from quick turnover of both inventory and receivables and lower-than average operating expenses. Sales to hospitals and managed care facilities have grown at a compound rate of 21.4% from fiscal 1993 through fiscal 1997.

  . Independents. Independent community pharmacy owners represent the largest segment of the industry and provide the greatest opportunity for the Company's value-added services. The Company's sales to independent customers have risen at a compound rate of 20.0% from fiscal 1993 through fiscal 1997 due to the general growth of this customer segment the Company's recent acquisition activity, and the success of the Company's customized marketing and merchandising programs, such as its Family Pharmacy(R) program.

  . Chains. This category includes chain drug stores, including pharmacy departments of supermarkets and mass merchandisers. The Company's sales to chains have risen at a compound rate of 21.3% from fiscal 1993 through fiscal 1997. This growth rate reflects the results from the Company entering into new contracts with several drug store chains as well as the growth of its existing chain customers.

  Suppliers. AmeriSource obtains pharmaceutical and other products from a number of manufacturers, none of which account for more than approximately 7% of its net sales in fiscal 1997. The five largest suppliers in fiscal 1997 accounted for approximately 29% of net sales. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The Company has agreements with many of its suppliers which generally require the Company to maintain an adequate quantity of a supplier's products in inventory. The majority of contracts with suppliers are terminable upon 30 days notice by either party. The loss of certain suppliers could adversely affect the Company's business if alternative sources of supply were unavailable. The Company believes that its relationships with its suppliers are good.

  Management Information Systems. The Company has continually invested in advanced management information systems and automated warehouse technology. The Company's management information systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. The Company's customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing the basis for a number of the value-added services the Company provides to its customers, including marketing data, inventory replenishment, single-source billing, computer price updates and price labels. AmeriSource believes that its management information systems are capable of serving its needs for the foreseeable future.

COMPETITION

  The Company engages in the wholesale distribution of pharmaceuticals, health and beauty aids and other products in a highly competitive environment. The Company competes with numerous national and regional distributors, some of which are larger and have greater financial resources than the Company. The Company's national competitors include McKesson Corporation, Bergen Brunswig Corporation, Cardinal Health, Inc., and Bindley Western Industries, Inc. In addition, the Company competes with regional and local distributors, direct-selling manufacturers and other specialty distributors. Competitive factors include value-added service programs, breadth of product line, price, service and delivery, credit terms, and customer support. There can be no assurance that the Company will not encounter increased competition in the future that could adversely affect the Company's business. The drug wholesale industry continues to undergo significant consolidation, with the number of wholesalers in the continental United States reduced from 139 at the end of 1980 to approximately 39 as of September 1997.

EMPLOYEES

  As of September 30, 1997, the Company employed approximately 3,700 persons, of which approximately 3,350 were full-time employees. Approximately 11% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

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

  The Company is aware that at its former Charleston, South Carolina distribution center there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site by third parties over thirty years ago. The Company's environmental consulting firm conducted a soil survey and a groundwater study during fiscal 1994 and 1995. The results of the studies indicate that there is lead on-site at levels requiring further investigation and potential remediation. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that if both soil and groundwater remediation are required, the most likely cost is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company is working with the appropriate state regulatory agency regarding further tests and potential site remediation. That negotiation, investigation and remediation could take several years and the actual costs may differ from the liability that has been recorded. The accrued liability ($3.8 million at September 30, 1997), which is reflected in other long-term liabilities on the Company's consolidated balance sheet, is based on the present estimate of the extent of contamination, choice of remedy, and enacted laws and regulations, including remedial standards; however, changes in any of these could affect the estimated liability. The Company is investigating the possibility of asserting claims against responsible third parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

ACQUISITIONS

  On September 22, 1997, the Company and McKesson Corporation ("McKesson") signed a definitive merger agreement providing for the Company to merge with McKesson. McKesson is the largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 0.71 shares of McKesson common stock for each share of AmeriSource common stock. McKesson will issue approximately 16.9 million new shares of common stock in the merger. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco, CA. Under certain circumstances, in the event that the merger agreement is terminated, as a result of the Company entering into a competing transaction, McKesson would be entitled to a termination fee of $65 million from the Company.

  Subject to regulatory approval and the approval of shareholders of both companies, the transaction is expected to be completed in early 1998. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

  Concurrently with the execution of the merger agreement, the Company and McKesson entered into the AmeriSource Stock Option Agreement ("Option Agreement"). Pursuant to the Option Agreement, AmeriSource has granted McKesson an irrevocable option to purchase up to 3,418,601 shares of AmeriSource common stock at an exercise price of $70.87 per share, under certain circumstances in which the merger agreement is terminated. The Option Agreement may have the effect of discouraging persons who may be interested in acquiring an interest in, or otherwise effecting a business combination with AmeriSource, from considering or proposing such a transaction.

  During fiscal 1997, the Company acquired all of the equity interest of Walker Drug Company, L.L.C., a Birmingham, Alabama-based regional wholesale pharmaceutical distributor with annualized revenues of approximately $800 million.

ITEM 2. PROPERTIES

  As of September 1997, the Company conducted its business from office and operating unit facilities at 45 locations throughout the United States. In the aggregate, the Company's operating units occupy approximately 2.4 million square feet of office and warehouse space, of which approximately 957,000 square feet is owned and the balance is leased under lease agreements with expiration dates ranging from 1997 to 2012. The Company's 21 drug distribution facilities range in size from approximately 20,000 square feet to 217,500 square feet. Leased facilities are located in the following states: Alabama, Arizona, California, Florida, Idaho, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, West Virginia, and Wisconsin. Owned facilities are located in the following states:
Alabama, Indiana, Kentucky, Maryland, Missouri, Ohio, Pennsylvania, Tennessee and Virginia. The Company utilizes a fleet of owned and leased vans and trucks, as well as contract carriers to deliver its products. The Company believes that its properties are adequate to serve the Company's current and anticipated needs without making capital expenditures materially higher than historical levels.

ITEM 3. LEGAL PROCEEDINGS

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies, alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies who have opted out of the class cases and chain drug stores. The Company also is a defendant in parallel suits filed in state courts in Minnesota, Alabama, and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, and have been transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to retail pharmacies for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that allegedly are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the Plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

  On April 4, 1996, the District Court granted the Company's motion for summary judgement in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgement to the United States Court of Appeals for the Seventh Circuit. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgement in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers intend to file a petition for a writ of certiorari to the United States Supreme Court on or before January 6, 1998. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  AmeriSource has been named as a defendant in two lawsuits based upon alleged injuries attributable to a category of products typically referred to as fen-phen. AmeriSource did not manufacture these products; however, prior to an FDA recall, AmeriSource did distribute these products from several of its vendors. The Company believes that it is entitled to full indemnification by its vendors with respect to these lawsuits and any other lawsuits involving these products in which AmeriSource may be named in the future. To date, the indemnity of AmeriSource by its vendors in such lawsuits has not been in dispute and, although the Company believes it is unlikely it will incur any loss as a result of such lawsuits, the Company believes that its insurance coverage and supplier endorsements are adequate to cover any losses in the unlikely event they should occur.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the Company's executive officers, their ages and their positions, as of December 1, 1997. Each executive officer serves at the pleasure of the Company's Board of Directors.

                        CURRENT POSITION WITH
                           THE COMPANY AND      OTHER POSITION HELD IN THE LAST
       NAME        AGE    PERIOD OF SERVICE                FIVE YEARS
       ----        --- ----------------------  ---------------------------------
 R. David Yost...   50 President and Chief     Executive Vice President--
                        Executive Officer       Operations (1995-1997)
                        (1997-Present)          Group President--Central Region
                                                (1989-1995)
 David M.           50 Executive Vice          Group President--Eastern Region
  Flowers........       President--             (1989-1995)
                        Sales and Marketing
                        (1995-Present)
 Kurt J.            37 Senior Vice President   Vice President, Chief Financial
  Hilzinger......       and Chief Financial     Officer and Treasurer (1995-
                        Officer (1997-          1997); Vice President, Finance
                        Present)                and Treasurer
                                                (1993-1995); Vice President,
                                                Financial Planning (1991-1993).

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Since May 27, 1996, the Company's Class A Common Stock has been traded on the New York Stock Exchange under the trading symbol "AAS". Prior to May 27, 1996, the Company's Class A Common Stock was traded over-the-counter in the National Market System of the National Association of Securities Dealers, Inc. (Nasdaq symbol ASHC). As of December 1, 1997, there were 298 record holders of the Company's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Class A Common Stock for the periods indicated.

                          PRICE RANGE OF COMMON STOCK

                                                                 HIGH    LOW
                                                                 ----    ----
YEAR ENDED 9/30/96
  First Quarter................................................. $33 1/2 $25 1/4
  Second Quarter................................................  33 3/4   28
  Third Quarter.................................................  37 1/2  32 1/8
  Fourth Quarter................................................  44 1/2   28
YEAR ENDED 9/30/97
  First Quarter................................................. $48 1/4 $37 7/8
  Second Quarter................................................   53     43 1/2
  Third Quarter.................................................  50 3/4  41 1/2
  Fourth Quarter................................................  60 1/4  46 3/8

  There is no established public trading market for the Company's Class B Common Stock. As of December 1, 1997, there were 3 record holders of the Company's Class B Common Stock.

  The Company's Class C Common Stock was held by 7 holders of record as of December 1, 1997. The Class C Common Stock trades on a limited basis in the over-the-counter market, and information concerning the historical trading prices for the Class C Common Stock is not published by nationally-recognized independent sources.

  The Company has not paid any cash dividends to its stockholders on any class of its Common Stock, and anticipates that for the foreseeable future its earnings will be retained for use in its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements. A credit agreement between the Company and a syndicate of senior lenders provides a secured credit facility of $500 million, and restricts the Company's ability to make dividend payments unless certain financial tests are met.

ITEM 6. SELECTED FINANCIAL DATA.

  The following table should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                          ---------------------------------------------------------------------
                             1997       1996        1995      1994(A)       1993        1992
                          ---------- ----------  ----------  ----------  ----------  ----------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues................  $7,815,942 $5,551,671  $4,668,948  $4,182,193  $3,658,871  $3,237,708
Gross profit............     387,476    302,433     266,355     235,191     209,438     199,723
Operating expenses (b)..     266,804    204,244     168,343     149,137     136,147     131,080
Operating income (loss).     119,613     97,889      97,835    (101,992)     65,601      60,850
Operating income,
 excluding unusual items
 and amortization
 (c)(d).................     132,243    109,088      98,012      86,054      73,291      68,643
Income (loss) before
 extraordinary items and
 in 1994 the cumulative
 effect of accounting
 changes................      47,449     42,650      28,218    (172,417)     (7,474)    (12,824)
Net income (loss) ......      45,467     35,408      10,181    (207,671)    (18,618)     (6,476)
Earnings (loss) per
 share (fully diluted):
 Income (loss) before
  extraordinary items
  and in 1994 the
  cumulative effect of
  accounting changes....        1.94       1.84        1.53      (11.69)       (.51)       (.87)
 Net income (loss) per
  share.................        1.86       1.53         .55      (14.08)      (1.26)       (.44)
Weighted average common
 shares outstanding
 (fully diluted) (e)....      24,432     23,217      18,396      14,750      14,750      14,750
Balance Sheet:
 Cash and cash equiva-
  lents and restricted
  cash..................  $   68,931 $   71,201  $   46,809  $   25,311  $   27,136  $   13,806
 Accounts receivable--
  net...................     533,319    390,331     318,652     272,281     251,999     249,070
 Merchandise invento-
  ries..................   1,017,782    650,296     404,522     351,676     346,371     336,025
 Property and equip-
  ment--net.............      67,462     51,666      45,244      41,182      36,106      38,105
 Total assets...........  $1,745,040 $1,187,960  $  838,673  $  711,644  $  867,944  $  848,474
 Accounts payable.......  $1,036,462 $  714,984  $  462,804  $  449,991  $  379,826  $  308,097
 Long-term debt.........     589,819    433,693     435,764     487,575     549,220     587,983
 Stockholders' equity...      14,311    (36,808)   (135,724)   (300,726)    (93,040)    (74,747)
 Total liabilities and
  stockholders' equity..  $1,745,040 $1,187,960  $  838,673  $  711,644  $  867,944  $  848,474

(a) Includes the effect of: the $179.8 million write-off of goodwill, the cumulative effect of accounting changes for income taxes of $33.4 million and postretirement benefits other than pensions of $1.2 million.
(b) Represents selling and administrative expenses and depreciation, and excludes amortization and unusual items.
(c) Excludes a $6.4 million charge to consolidate facilities and restructure the sales force and a $5.2 million charge related to executive management changes in fiscal 1997.
(d) Excludes the $10.9 million non-cash charge to cost of goods sold in fiscal 1996. See Note 12 to the Consolidated Financial Statements.
(e) Share and per share amounts prior to April 1995 have been adjusted for the 2.95-for-1 stock split effected in conjunction with the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        AMERISOURCE HEALTH CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996

  Revenues for the fiscal year ended September 30, 1997 increased 41% to $7.8 billion from $5.6 billion in fiscal 1996. The year-to-year revenue gains reflect increases across all customer groups and all geographic regions. The acquisitions of Walker Drug Company, L.L.C. ("Walker Drug Company") in March 1997, and Gulf Distribution, Inc. in February 1996, contributed 9% of the 41% increase in revenues for the fiscal year. During the fiscal year ended September 30, 1997, sales to hospitals and managed care facilities increased 39%, sales to independent drug store customers increased 43%, and sales to the chain drug store customer group increased 43%, as compared with the prior year. Approximately 28% of the hospital and managed care revenue increase is due to the addition of one large mail order pharmacy customer. During the fiscal year ended September 30, 1997, sales to hospitals and managed care facilities accounted for 47% of total revenues, while sales to independent drug stores accounted for 33% and sales to chain drug stores accounted for 20% of the total.

  Gross profit of $387.5 million in fiscal 1997 increased by 28% over fiscal 1996 due to the increase in revenues. As a percentage of revenues, the gross profit in fiscal 1997 was 4.96% as compared to 5.45% in the prior fiscal year. The majority of the decline in gross profit percentage was due to a reduction in selling margin percentage resulting from continuing price competition throughout the industry and the higher-than average growth of the Company's largest customers. Approximately 30% of the decline in gross profit percentage from the prior fiscal year was due to the addition of a large ($290 million in annualized revenues) mail order pharmacy customer at a gross profit percentage significantly lower than normal percentages and a performance shortfall in one of the Company's distribution centers. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and distribution center performance.

  The Company commenced cost reduction plans in the third quarter of fiscal 1997 to consolidate three of its pharmaceutical distribution facilities into other existing facilities and to restructure its sales force. The cost reduction initiatives will be completed by December 1997 and resulted in a $6.4 million charge to selling and administrative expense in the third fiscal quarter of 1997. Write-downs of $3.9 million of assets include buildings, warehouse and computer equipment, and other assets to be disposed of related to the facility closings. Severance charges of $1.8 million were recorded for the termination of 240 sales and warehouse employees. Approximately 40 of these employees were terminated by September 30, 1997 and the remainder are expected to be terminated by December 31, 1997. Additionally, $0.7 million of costs related to lease terminations were recorded. In addition to the cost reduction initiatives, the Company incurred $5.2 million of charges related to the retirement of its former President and CEO as well as other executive terminations during the third quarter. Annualized cost savings of $6 to $8 million are expected as a result of the cost reduction initiatives.

  Operating expenses, including the $11.6 million of special charges discussed in the preceding paragraph, increased by $63.3 million or 31% in fiscal 1997 compared with the prior fiscal year, and as a percentage of revenues, were 3.43% in fiscal 1997 and 3.68% in fiscal 1996. Excluding the $11.6 million of special charges discussed in the preceding paragraph, operating expenses as a percentage of revenue were 3.28% for fiscal 1997. The increase in expenses was due to increased delivery and warehouse expense associated with the significant revenue increase. The decrease as a percentage of revenue in fiscal 1997 is primarily due to improved economies of scale at the Company's established and newer locations and the low service cost associated with the large mail order customer which has offset higher-than anticipated integration costs of the Company's Orlando, FL facility.

  Operating income of $119.6 million in fiscal 1997 increased by 22% from the prior year. Excluding the effect of the special charges of $11.6 million in the third quarter of fiscal 1997, and the $10.9 million cumulative non-cash charge to cost of goods sold in fiscal 1996, operating income increased 21% compared to the prior fiscal year. Excluding the special charges and the cumulative non-cash charge to cost of goods sold, the Company's operating margin declined to 1.68% in fiscal 1997 from 1.96% in fiscal 1996. The decline is due to the decrease in gross profit percentage discussed above, offset in part by reduced operating expenses as a percentage of revenues.

  Interest expense of $41.6 million in fiscal 1997 represents an increase of 16% compared to the prior fiscal year. The increase over the prior year was due to increased borrowings to fund the 41% revenue increase and the purchase of Walker Drug Company in March 1997. Average borrowings during the fiscal year ended September 30, 1997 were $602 million as compared to average borrowings of $479 million in the prior fiscal year. The increased average indebtedness was offset in part by reduced borrowing rates compared to the prior year due to the redemption of the remaining $74.3 million of 11 1/4% senior debentures in the third quarter of fiscal 1996 and rate reductions under the Company's revolving credit facility and receivables securitization financing ("Receivables Program").

  Income tax expense of $30.6 million in fiscal 1997 was based on an annual effective rate of 39.2% versus 31.1% in fiscal 1996. The fiscal 1996 rate was reduced by 11.5% due to a favorable settlement of an Internal Revenue Service audit of fiscal years 1987-1991. The extraordinary charge in fiscal 1997 of $2.0 million, net of a tax benefit of $1.2 million, relates to the write-off of unamortized deferred financing fees related to the retirement of the prior $380 million revolving credit facility.

  Income before extraordinary items increased to $47.4 million in fiscal 1997 from $42.7 million in fiscal 1996. Excluding the effect of the fiscal 1997 special charges of $11.6 million, income before extraordinary items would have been $54.5 million, a 28% increase over the prior fiscal year, and income before extraordinary items per share on a fully diluted basis would have been $2.23, a 21% increase over fiscal 1996.

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

  In the fourth quarter of fiscal 1996, cost of goods sold has been impacted by a one-time cumulative non-cash charge of $10.9 million arising from the misconduct of a former employee. In December 1996, the Company discovered erroneous entries were made over a number of years to improperly understate cost of goods sold and liabilities in one of its regions. The Company immediately commenced a thorough investigation including the use of outside advisors. Based on the investigation, the Company has concluded that: the individual acted alone and was not enriched; the Company did not suffer any loss of cash or other assets; no other irregularities, illegal acts or improper transactions were caused by the former employee; and similar activities did not occur elsewhere in the Company. The Company has concluded the estimated impact of the erroneous entries was not material to operations or the financial position of the Company in any individual year. Although the Company cannot determine the actual impact of the erroneous entries on a year-by-year basis, the Company believes over one-half of the amount of the charge occurred prior to fiscal 1993.

  Selling and administrative expenses and depreciation increased by 21.3% to $204.2 million in fiscal 1996 from $168.3 million in fiscal 1995, and as a percentage of revenues were 3.68% in 1996 and 3.61% in 1995. The increase as a percentage of revenue in fiscal 1996 is primarily due to: the cost of opening new distribution facilities in Orlando, Florida and Phoenix, Arizona and a new pharmaceutical packaging facility in Columbus, Ohio; integration costs related to the acquisitions of Newbro Drug Company and Gulf Distribution Inc.; above-average growth of the higher cost to service independent drug store segment; and the cost of developing new value-added marketing programs. These costs have been somewhat offset by continued economies of scale at the Company's established locations.

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

LIQUIDITY AND CAPITAL RESOURCES

  During the fiscal year ended September 30, 1997, the Company's operating activities used $9.3 million in cash as increases in merchandise inventories of $271.8 million and accounts receivable of $76.2 were offset in part by the $274.9 million increase in accounts payable and accrued expenses. An increase in inventory turns offset in part the increased working capital requirements of the significant revenue growth. Operating cash uses during the fiscal year ended September 30, 1997 included $37.3 million in interest payments and $18.7 million in income tax payments.

  Capital expenditures for the fiscal year ended September 30, 1997 were $15.9 million and relate principally to investments in warehouse automation, warehouse improvements, and information technology. Similar expenditures of approximately $20 million are expected to occur in fiscal 1998.

  In March 1997, the Company acquired all of the equity interests of Walker Drug Company Inc. in a cash transaction. The transaction was funded by borrowings under the revolving credit facility. Walker Drug Company is a Pelham, Alabama-based pharmaceutical wholesaler with annualized revenues of approximately $800 million. The purchase price was $138.7 million and the transaction was accounted for by the purchase method. The excess of the purchase price over net assets acquired of $27.4 million has been allocated to goodwill and is being amortized over 40 years.

  Cash provided by financing activities during fiscal 1997 represents borrowings under the Company's revolving credit facility and its Receivables Program primarily to fund its working capital requirements and the purchase of Walker Drug Company. In January 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Proceeds from borrowings under this Credit Agreement were used to retire the prior $380 million revolving credit facility. Among other things, the Credit Agreement (1) is for a term of five years, expiring in January 2002; (2) provides for interest rate step-downs upon the attainment of certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from two credit rating agencies; (4) provides for a borrowing base of 70% of the eligible inventory; and (5) provides higher limits for potential acquisitions. At September 30, 1997, borrowings under the Company's $500 million revolving credit facility were $281 million (at an average interest rate of 7.5%) and borrowings under the $375 million Receivables Program were $300 million (at an average interest rate of 6.1%). In April 1997, the Company issued $90 million of Floating Rate Class A Trade Receivable Participation Certificates Series 1997-1 under its Receivables Program. These certificates consist of AAA rated fixed principal, variable rate certificates with a term of five years and a rate of LIBOR plus .20%. The proceeds from the issuance were used to pay down borrowings under the Credit Agreement. In November 1997, the Company entered into a short-term, supplemental $100 million revolving credit agreement with the same terms as its Credit Agreement. This agreement expires March 31, 1998 and is intended to fund seasonal inventory purchases if necessary.

  An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual interest rate exposures and does not speculate in derivatives. The Company is required by its Credit Agreement to maintain interest rate cap protection on a minimum of $112.5 million of its long-term debt through January 1999 and has interest rate cap agreements expiring in May 1999, which provide protection on $115 million of its long-term borrowings.

  The Company's operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund interest currently payable on outstanding debt. The Company's primary ongoing cash requirements will be to fund payment of interest on indebtedness, finance working capital, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at September 30, 1997), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

  The Company has conducted a review of its computer systems to identify and address all necessary code changes, testing, and implementation procedures necessary to make its systems year 2000 compliant. The Company presently believes that with modifications to existing software, and converting to new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects to be compliant by the end of fiscal 1998. Amounts expensed for year 2000 projects have not been and are not expected to be significant to the Company's results of operations.

  On September 22, 1997, the Company and McKesson Corporation ("McKesson") signed a definitive merger agreement providing for the Company to merge with McKesson. McKesson is the largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 0.71 shares of McKesson common stock for each share of AmeriSource common stock. McKesson will issue approximately 16.9 million new shares of common stock in the merger. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco, CA. Under certain circumstances, in the event that the merger agreement is terminated, as a result of the Company entering into a competing transaction, McKesson would be entitled to a termination fee of $65 million from the Company.

  Subject to regulatory approval and the approval of the shareholders of both companies, the transaction is expected to be completed in early 1998. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

  Concurrently with the execution of the merger agreement, the Company and McKesson entered into the AmeriSource Stock Option Agreement ("Option Agreement"). Pursuant to the Option Agreement, AmeriSource has granted McKesson an irrevocable option to purchase up to 3,418,601 shares of AmeriSource common stock at an exercise price of $70.78 per share, under certain circumstances in which the merger agreement is terminated. The Option Agreement may have the effect of discouraging persons who may be interested in acquiring an interest in, or otherwise effecting a business combination with AmeriSource, from considering or proposing such a transaction.

  Certain information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as such term is defined in Section 27A of the Securities Act and
Section 21E of the Exchange Act. Certain factors such as changes in interest rates, competitive pressures, customer and product mix, inventory investment buying opportunities, regulatory changes, and capital markets could cause actual results to differ materially from those in forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of AmeriSource Health Corporation

  We have audited the accompanying consolidated balance sheets of AmeriSource Health Corporation and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriSource Health Corporation and subsidiaries at September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Philadelphia, Pennsylvania
November 3, 1997

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
Current assets:
  Cash and cash equivalents ............................. $   60,045 $   65,575
  Restricted cash........................................      8,886      5,626
  Accounts receivable, less allowance for doubtful
   accounts: 1997--$22,562;
   1996--$14,848.........................................    533,319    390,331
  Merchandise inventories................................  1,017,782    650,296
  Prepaid expenses and other.............................      4,622      3,236
                                                          ---------- ----------
    Total current assets.................................  1,624,654  1,115,064
Property and equipment, at cost..........................    114,979     91,508
  Less accumulated depreciation..........................     47,517     39,842
                                                          ---------- ----------
                                                              67,462     51,666
Other assets, less accumulated amortization: 1997--
 $6,110; 1996--$5,478....................................     52,924     21,230
                                                          ---------- ----------
                                                          $1,745,040 $1,187,960
                                                          ========== ==========

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            SEPTEMBER 30,
                                                        ----------------------
                                                           1997        1996
                                                        ----------  ----------
Current liabilities:
  Accounts payable..................................... $1,036,462  $  714,984
  Accrued expenses and other...........................     43,798      29,446
  Accrued income taxes.................................      9,433       6,002
  Deferred income taxes................................     40,406      35,350
                                                        ----------  ----------
    Total current liabilities..........................  1,130,099     785,782
Long-term debt:
  Revolving credit facility............................    280,768     205,047
  Receivables securitization financing.................    299,913     226,878
  Other debt...........................................      9,138       1,768
                                                        ----------  ----------
                                                           589,819     433,693
Other liabilities......................................     10,811       5,293
Stockholders' equity:
  Common stock, $.01 par value:
   Class A (voting and convertible):
    50,000,000 shares authorized; issued 9/97--
     17,540,629 shares;
     9/96--17,291,100 shares...........................        175         173
   Class B (nonvoting and convertible):
    15,000,000 shares authorized; issued 9/97--
     9,440,370 shares;
     9/96--9,440,370 shares............................         94          94
   Class C (nonvoting and convertible):
    2,000,000 shares authorized; issued 9/97--166,495
     shares;
     9/96--242,298 shares..............................          2           3
  Capital in excess of par value.......................    234,188     228,537
  Retained earnings (deficit)..........................   (213,928)   (259,395)
  Cost of common stock in treasury.....................     (6,220)     (6,220)
                                                        ----------  ----------
                                                            14,311     (36,808)
                                                        ----------  ----------
                                                        $1,745,040  $1,187,960
                                                        ==========  ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Revenues................................... $7,815,942  $5,551,671  $4,668,948
Cost of goods sold.........................  7,428,466   5,249,238   4,402,593
                                            ----------  ----------  ----------
Gross profit...............................    387,476     302,433     266,355
Selling and administrative.................    255,424     195,350     160,887
Depreciation...............................     11,380       8,894       7,456
Amortization...............................      1,059         300         177
                                            ----------  ----------  ----------
Operating income...........................    119,613      97,889      97,835
Interest expense...........................     41,581      35,980      52,288
                                            ----------  ----------  ----------
Income before taxes and extraordinary
 items.....................................     78,032      61,909      45,547
Taxes on income............................     30,583      19,259      17,329
                                            ----------  ----------  ----------
Income before extraordinary items..........     47,449      42,650      28,218
Extraordinary items--early retirement of
 debt, net of income tax benefits..........     (1,982)     (7,242)    (18,037)
                                            ----------  ----------  ----------
Net income................................. $   45,467  $   35,408  $   10,181
                                            ==========  ==========  ==========
Earnings per share:
  Primary:
    Income before extraordinary items...... $     1.95  $     1.85  $     1.54
    Extraordinary items....................       (.08)       (.31)       (.98)
                                            ----------  ----------  ----------
      Primary net income per share......... $     1.87  $     1.54  $      .56
                                            ==========  ==========  ==========
    Weighted average number of common
     shares outstanding....................     24,271      23,031      18,333
  Fully diluted:
    Income before extraordinary items...... $     1.94  $     1.84  $     1.53
    Extraordinary items....................       (.08)       (.31)       (.98)
                                            ----------  ----------  ----------
      Fully diluted net income per share... $     1.86  $     1.53  $      .55
                                            ==========  ==========  ==========
    Weighted average number of common
     shares outstanding....................     24,432      23,217      18,396


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                              COMMON STOCK       CAPITAL IN  RETAINED    COMMON
                         ----------------------- EXCESS OF   EARNINGS   STOCK IN
                         CLASS A CLASS B CLASS C PAR VALUE  (DEFICIT)   TREASURY    TOTAL
                         ------- ------- ------- ---------- ----------  --------  ---------
September 30, 1994......  $  5    $130    $ 15    $  4,676  $ (304,984) $   (568) $(300,726)
 Net income.............                                        10,181               10,181
 Stock conversions......    11             (11)                                         --
 Issuance of 7,590,000
  shares in public
  offering (net of
  $1,293 of issuance
  costs)................    76                     148,092                          148,168
 Exercise of stock
  options...............    29                       6,027                            6,056
 Purchase of 292,452
  shares of Class A and
  1,338,894 shares of
  Class B common stock..                                                  (5,652)    (5,652)
 Tax benefit from
  exercise of stock
  options...............                             6,249                            6,249
                          ----    ----    ----    --------  ----------  --------  ---------
September 30, 1995......   121     130       4     165,044    (294,803)   (6,220)  (135,724)
 Net income.............                                        35,408               35,408
 Stock conversions......    37     (36)     (1)                                         --
 Issuance of 1,500,000
  shares in public
  offering (net of $980
  of issuance costs)....    15                      49,285                           49,300
 Exercise of stock
  options...............                                42                               42
 Tax benefit from 1995
  exercise of stock
  options...............                            14,166                           14,166
                          ----    ----    ----    --------  ----------  --------  ---------
September 30, 1996......   173      94       3     228,537    (259,395)   (6,220)   (36,808)
 Net income.............                                        45,467               45,467
 Stock conversions .....     1              (1)                                         --
      Excercise of stock
 options................     1                       3,808                            3,809
 Tax benefit from
  exercise of stock
  options...............                             1,843                            1,843
                          ----    ----    ----    --------  ----------  --------  ---------
September 30, 1997......  $175    $ 94    $ 2     $234,188  $(213,928)  $(6,220)  $ 14,311
                          ====    ====    ====    ========  ==========  ========  =========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
OPERATING ACTIVITIES
 Net income................................ $   45,467  $   35,408  $   10,181
 Adjustments to reconcile net income to net
  cash (used in) provided by operating
  activities:
  Depreciation.............................     11,380       8,894       7,456
  Amortization, including deferred
   financing costs.........................      2,949       2,688       2,656
  Provision for loss on accounts
   receivable..............................      6,587       2,074       5,449
  Gain on disposal of property and
   equipment...............................       (176)         (2)        (60)
  Debentures issued in lieu of payment of
   interest................................        --          --        4,572
  Provision for deferred income taxes......     (5,055)      5,805      (1,400)
  Loss on early retirement of debt.........      3,250      11,142      25,190
  Non-cash charge to cost of goods sold....        --       10,899         --
  Write-downs of assets....................      3,857         --          --
  Changes in operating assets and
   liabilities, excluding the effects of
   acquisitions:
   Restricted cash.........................     (3,260)      9,012     (14,638)
   Accounts and notes receivable...........    (76,236)    (48,953)    (51,292)
   Merchandise inventories.................   (271,777)   (213,112)    (49,266)
   Prepaid expenses........................     (1,019)        374        (774)
   Accounts payable, accrued expenses, and
    income taxes...........................    274,868     216,444      26,466
   Miscellaneous...........................       (149)       (692)       (179)
                                            ----------  ----------  ----------
NET CASH (USED IN) PROVIDED BY OPERATING
 ACTIVITIES................................     (9,314)     39,981     (35,639)
INVESTING ACTIVITIES
Capital expenditures.......................    (15,883)    (15,711)    (13,664)
Cost of companies acquired.................   (130,962)    (29,467)     (4,872)
Proceeds from sales of property and
 equipment.................................      1,934         533       2,229
                                            ----------  ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES......   (144,911)    (44,645)    (16,307)
FINANCING ACTIVITIES
Long-term debt borrowings..................  2,103,638   1,607,501   1,839,945
Long-term debt repayments.................. (1,954,977) (1,618,775) (1,914,099)
Net proceeds from public offerings.........        --       49,300     148,168
Deferred financing costs and other ........     (3,775)        --      (10,122)
Exercise of stock options..................      3,809          42         566
Purchases of treasury stock................        --          --       (5,652)
                                            ----------  ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES..    148,695      38,068      58,806
                                            ----------  ----------  ----------
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS...............................     (5,530)     33,404       6,860
Cash and cash equivalents at beginning of
 year......................................     65,575      32,171      25,311
                                            ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR... $   60,045  $   65,575  $   32,171
                                            ==========  ==========  ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997

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

 Merchandise Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which results in a matching of current costs and revenues. If the first-in, first-out (FIFO) method of valuation had been used for determining costs, inventories would have been approximately $100,711,000 and $97,970,000 higher than the amounts reported at September 30, 1997 and 1996, respectively.

 Depreciation

  The cost of property and equipment is depreciated over the estimated useful lives of the related assets by the straight-line method.

 Revenue Recognition

  The Company recognizes revenues when products are delivered to customers. Additionally, the Company acts as an intermediary in the bulk shipment of pharmaceuticals from manufacturers to customers' warehouses, which have been excluded from revenues and totaled $125 million, $111 million, and $107 million in fiscal years 1997, 1996, and 1995, respectively. The service fees earned related to these bulk shipments are included in revenues and were insignificant.

Stock-Based Compensation

  The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (See Note 7).

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 Earnings Per Share and Share Data

  Earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented (23,728,000, 22,689,000 and 18,295,000 for fiscal years 1997, 1996, and 1995, respectively) plus the dilutive effect of stock options (543,000 and 704,000 for the fiscal 1997, 342,000 and 528,000 for the fiscal 1996, and 38,000 and 101,000 for the fiscal 1995 primary and fully diluted calculations, respectively). Share and per share amounts prior to April 1995 have been adjusted for the 2.95-for-1 stock split effected in conjunction with the Company's initial public offering.

 Recently Issued Financial Accounting Standards

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary (referred to as "basic" under Statement No. 128) earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in basic earnings per share of $.05, and $.02 for the years ended September 30, 1997 and 1996, respectively with no change to the year ended September 30, 1995. The impact of Statement 128 on the calculation of fully diluted (referred to as "diluted" under Statement No. 128) earnings per share for these periods is not material.

  In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income," and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both Statements are effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these Statements will have on its financial reporting and disclosures. These Statements are expected to have no material effect on the Company's results of operations, financial position, capital resources or liquidity.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 2--ACQUISITIONS

  During fiscal 1997, the Company acquired all of the equity interests of Walker Drug Company, L.L.C. in a cash transaction. Walker Drug Company, L.L.C. is a wholesale pharmaceutical distributor based in Pelham, Alabama which had annualized revenues of approximately $800 million. During fiscal 1996, the Company acquired all of the stock of Gulf Distribution, Inc., a Miami, Florida-based wholesale pharmaceutical distributor which had annualized revenues of approximately $180 million, and substantially all of the assets of The Diabetic Shoppe, Inc., a Wisconsin-based provider of diabetic disease management programs to retail pharmacies. During fiscal 1995, the Company acquired substantially all of the assets of Newbro Drug Company, a wholesale pharmaceutical distributor located in Idaho Falls, Idaho and of Liberty Drug Systems, a North Carolina-based provider of pharmacy software and hardware.

  The aggregate purchase price for these acquisitions, including the assumption of long-term debt, was approximately $138.7 million, $29.5 million and $4.9 million in fiscal 1997, 1996, and 1995, respectively, and they were financed by borrowings under the Company's revolving credit facility. These acquisitions were accounted for by the purchase method and their results of operations are included in the financial statements from their dates of acquisition. The excess of purchase price over net assets acquired of $27.4 million, $8.2 million, and $0.4 million in fiscal 1997, 1996, and 1995, respectively, has been allocated to goodwill (which is included in other assets) and is being amortized on a straight-line basis over 40 years.

  The following unaudited table reflects financial results on a pro forma basis, assuming the fiscal 1997 and 1996 acquisitions had occurred at the beginning of the periods presented (the effects of the fiscal 1996 and 1995 acquisitions were not material to the fiscal 1995 consolidated operations). Pro forma adjustments include: increased amortization for the cost over net assets acquired; increased interest expense associated with financing the acquisitions; and related income tax effects. Cost savings from combining the operations are not reflected because it is not practical to do so.

                                                           FISCAL YEAR ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
Revenues................................................ $8,193,611  $6,376,049
Income before extraordinary items.......................     47,334      43,504
Net income..............................................     45,352      36,262
Earnings per share (fully diluted):
  Income before extraordinary item...................... $     1.94  $     1.87
  Extraordinary item....................................       (.08)       (.31)
                                                         ----------  ----------
    Net income.......................................... $     1.86  $     1.56
                                                         ==========  ==========

  The unaudited pro forma information is provided for information purposes only and does not purport to be indicative of the Company's results of operations that would actually have been achieved had the acquisitions been completed for the periods presented, or results that may be obtained in the future.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 3--TAXES ON INCOME

  The income tax provision (benefit) is as follows (in thousands):

                                                           FISCAL YEAR ENDED
                                                             SEPTEMBER 30,
                                                        ------------------------
                                                         1997     1996    1995
                                                        -------  ------- -------
      Current provision:
        Federal........................................ $29,747  $10,181 $16,767
        State and local................................   5,891    3,273   1,962
                                                        -------  ------- -------
                                                         35,638   13,454  18,729
      Deferred provision:
        Federal........................................ (4,127)    4,725 (1,120)
        State and local................................    (928)   1,080   (280)
                                                        -------  ------- -------
                                                        (5,055)    5,805 (1,400)
                                                        -------  ------- -------
      Provision for income taxes....................... $30,583  $19,259 $17,329
                                                        =======  ======= =======

  A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                               FISCAL YEAR
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              ----------------
                                                              1997  1996  1995
                                                              ----  ----  ----
      Statutory federal income tax rate...................... 35.0% 35.0% 35.0%
      State and local income tax rate, net of federal tax
       benefit............................................... 4.3    3.9   2.8
      Tax effect of operating loss carryover utilized........ --     --   (5.9)
      Other.................................................. (0.1) (7.8)  6.1
                                                              ----  ----  ----
      Effective income tax rate.............................. 39.2% 31.1% 38.0%
                                                              ====  ====  ====

  The Company had received notices from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Company's taxable years 1987 through 1991. The proposed adjustments indicated a net increase to taxable income for these years of approximately $24 million and related principally to the deductibility of costs incurred with respect to the leveraged buyout transaction which occurred in 1988. Legislation enacted in August 1996, eliminated approximately $20 million of the proposed adjustments relating to the deductibility of costs incurred with respect to the leveraged buyout transaction. In addition, the Company reached a settlement with the Appeals Office of the Internal Revenue Service on all remaining audit issues, resulting in an assessment of $2.1 million, including interest. As a result of the settlement, the Company reduced accrued income taxes and income tax expense by $7.1 million in fiscal 1996.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 3--TAXES ON INCOME--(CONTINUED)

  Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
      Inventory............................................. $ 55,625  $ 47,469
      Fixed assets..........................................    4,951     4,996
      Other.................................................      575       946
                                                             --------  --------
          Gross deferred tax liabilities....................   61,151    53,411
      Net operating losses and tax credit carryovers........   (4,125)  (11,446)
      Allowance for doubtful accounts.......................   (7,682)   (6,111)
      Accrued expenses......................................   (4,437)   (1,668)
      Other postretirement benefits.........................     (525)     (527)
      Other.................................................   (4,460)   (3,569)
                                                             --------  --------
          Gross deferred tax assets.........................  (21,229)  (23,321)
      Valuation allowance for deferred tax assets...........    3,173     4,232
                                                             --------  --------
      Net deferred tax liabilities.......................... $ 43,095  $ 34,322
                                                             ========  ========

  In 1997, a tax benefit of $1.8 million related to the exercise of employee stock options was recorded as capital in excess of par value. In 1996 and 1995, tax benefits of $14.2 million and $6.2 million related to the exercise of employee stock options in connection with the Company's April 1995 public offering of common stock described in Note 5, were recorded as capital in excess of par value.

  As of September 30, 1997, the Company has a $3.9 million alternative minimum tax credit carryforward.

  Income tax payments amounted to $18.7 million, $6.9 million, and $2.8 million in the fiscal years ended September 30, 1997, 1996, and 1995, respectively.

NOTE 4--LONG-TERM DEBT

 Receivable Securitization Financing

  In fiscal 1995, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special-purpose, wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). Contemporaneously, the Company entered into a Receivables Purchase Agreement with ARC, whereby ARC agreed to purchase on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC will transfer such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates"). During the term of the Receivables Program, the cash generated by collections on the Receivables will be used to purchase, among other things, additional Receivables originated by the Company. The Company has accounted for the transactions pursuant to the terms of the Receivables Purchase Agreement as a sale of Receivables from AmeriSource to ARC and as a financing transaction by ARC on the Company's consolidated financial statements. The assets and liabilities of the master trust have been consolidated with the Company at September 30, 1997.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT--(CONTINUED)

  Pursuant to the Receivables Program in fiscal 1995, the Company issued: (i) $175 million of Floating Rate Class A Trade Receivables Participation Certificates ("Class A Certificates") and (ii) $35 million of Floating Rate Class B Trade Receivables Participation Certificates ("Class B Certificates"), which represent fractional undivided interests in the Receivables and other assets of the master trust. The Class A Certificates bear interest at one month LIBOR plus .35% and the Class B Certificates, which are subordinated to the Class A Certificates, bear interest at one month LIBOR plus .70%. In fiscal 1997, the Company issued an additional $90 million of Floating Rate Class A Trade Receivables Participation Certificates Series 1997-1 (the "Series 1997-1 Certificates"). The Series 1997-1 Certificates bear interest at one month LIBOR plus .20%. The Class A, Class B and Series 1997-1 Certificates each have a five-year term. In addition, the Company issued Floating Rate Revolving Principal Trade Receivables Participation Certificates ("Revolving Certificates"), pursuant to which investors may purchase up to $75 million of interests in the master trust, which Certificates will bear interest, at the Company's option, at either LIBOR plus .35% or the federal funds rate plus 1.00%. The Revolving Certificates rank pari passu in right of payment with the Class A Certificates. There were $0 and $17 million of Revolving Certificates outstanding at September 30, 1997 and 1996. Fees of $0.7 million and $4.6 million incurred in fiscal 1997 and fiscal 1995 in connection with establishing the Receivables Program have been deferred and are being amortized on a straight-line basis over a period of five years. Class A Certificates of $175 million principal amount (at an interest rate of 6.0%), Class B Certificates of $35 million principal amount (at an interest rate of 6.4%) and Series 1997-1 Certificates of $90 million principal amount (at an interest rate of 5.9%) were outstanding under the Receivables Program at September 30, 1997. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the average unused portion of the Certificates. Restricted cash of $8.9 million and $5.6 million at September 30, 1997 and 1996, represents amounts temporarily deposited in the master trust from collections on the Receivables, which are designated for specific purposes pursuant to the Receivables Program.

 Revolving Credit Agreement

  In January 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Among other things, the Credit agreement:
(1) is for a term of five years, expiring in January 2002; (2) provides for interest rate step-downs to as low as LIBOR plus 25 basis points upon the attainment of certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from two credit rating agencies; (4) provides for a borrowing base of 70% of the eligible inventory; and (5) provides higher limits for possible acquisitions. An extraordinary loss of $2.0 million (net of tax benefits of $1.3 million) was recorded in fiscal 1997, representing the write-off of the unamortized financing fees related to the retirement of the prior $380 million revolving credit facility. In connection with the Credit Agreement, the Company incurred approximately $3.0 million, of financing fees which have been deferred and are being amortized on a straight-line basis over the five-year term of the Credit Agreement.

  Revolving loans made under the Credit Agreement may be prepaid during its term without premium and may subsequently be reborrowed. Commitments under the Credit Agreement may be permanently reduced in full or in part at any time at the option of the Company upon prior written notice.

  Borrowings under the Credit Agreement bear interest at the rate of LIBOR plus an applicable margin (1.25% at September 30, 1997) or the applicable prime rate. Interest on loans under the Credit Agreement is payable quarterly. Under the terms of the Credit Agreement, the Company granted the senior lenders a perfected first priority security interest in the Company's inventory for collateral against borrowings under the Credit Agreement. The Company is required to pay a commitment fee on the average unused portion of the Credit

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT--(CONTINUED)
Agreement (.31% per annum at September 30, 1997) plus an annual administration fee. At September 30, 1997, the $280.8 million outstanding under the Credit Agreement bore interest at the rate of 7.5% per annum.

  An extraordinary loss of $2.4 million (net of a $1.0 million tax benefit) was recorded during the fiscal year ended September 30, 1995 representing the write-off of unamortized financing fees related to a former revolving credit facility.

 Senior Subordinated Notes

  Contemporaneously with the consummation of the Receivables Program and the execution of the prior revolving credit facility in fiscal 1995, the Company redeemed all of the outstanding 14 1/2% senior subordinated notes at a redemption price of 106% of the principal amount plus accrued interest through the redemption date. In connection with the redemption of the 14 1/2% senior subordinated notes, the Company recorded an extraordinary charge of $8.7 million (net of a $3.4 million tax benefit) during the fiscal year ended September 30, 1995 related to the write-off of unamortized deferred financing fees and premiums paid on the redemption.

 Senior Debentures

  On July 26, 1993, the Company issued $126.5 million principal amount of 11 1/4% Senior Debentures ("Senior Debentures") due 2005. In conjunction with its initial public offering of common stock, the Company, in May 1995, redeemed one-half of the Senior Debentures outstanding for 110% of the principal amount plus accrued interest through the date of redemption (approximately $84.4 million), which resulted in an extraordinary charge of $6.9 million (net of a $2.7 million tax benefit) related to the write-off of unamortized deferred financing fees and premiums paid on the redemption. In April 1996, the Company purchased and retired $26.7 million of the Senior Debentures for 111.25% of the principal amount (including fees) plus accrued interest. In June 1996, the Company redeemed the remaining $47.6 million of the Senior Debentures via a tender offer and related consent solicitation for 110.75% of the principal amount (including fees) plus accrued interest and a consent amount equal to 2.0% of the principal amount. The fiscal 1996 transactions were funded by proceeds from the Company's 1996 public offering and borrowings under the Company's revolving credit agreement and resulted in an extraordinary charge of $7.2 million (net of a $3.9 million tax benefit), related to the open market purchase and tender offer premiums, transaction fees and the write-off of related unamortized deferred financing fees.

  The Company enters into interest-rate cap agreements to hedge the exposure to increasing interest rates with respect to its long-term debt. The Company provides protection to meet actual interest rate exposures and does not speculate in derivatives. The interest rate caps under these agreements exceed the current market rates at the time they are entered into and their cost is included in interest expense ratably over the life of the agreement. The unamortized cost of the agreements is included in other assets. The Company is required by its Credit Agreement to maintain interest rate protection on a minimum of $112.5 million of its long-term debt through January 1999. The Company has entered into two-year interest rate cap agreements expiring in May 1999 which specify that the 3-month LIBOR base rate will not be greater than 7.50% with respect to $115 million of borrowings under the Credit Agreement.

  The indentures governing the Receivables Program and the Credit Agreement contain restrictions and covenants which include limitations on incurrence of additional indebtedness, restrictions on distributions and dividends to stockholders, the repurchase of stock and the making of certain other restricted payments, the issuance of preferred stock, the creation of certain liens, transactions with subsidiaries and other affiliates, and

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT--(CONTINUED)
certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including leverage, fixed charge coverage, and maintenance of minimum net worth.

  Interest paid on the above indebtedness during the fiscal years ended September 30, 1997, 1996, and 1995 was $37.3 million, $36.2 million, and $43.6 million, respectively.

  Total amortization of financing fees and expenses (included in interest expense) for the fiscal years ended September 30, 1997, 1996, and 1995 was $1.9 million, $2.4 million, and $2.5 million, respectively.

  As of September 30, 1997, the Company's revolving credit facility and receivables securitization financing had fair values that approximated their carrying amounts.

NOTE 5--STOCKHOLDERS' EQUITY

  In April 1995, the Company issued 7,590,000 shares of Class A common stock in a public offering at $21.00 per share. The net proceeds from the offering of $148.2 million were used to reduce the Company's outstanding indebtedness (see Note 4). On a pro forma basis, income and earnings per share before extraordinary items for fiscal 1995 would have been $35.0 million and $1.57, respectively, if the public offering had occurred on October 1, 1994. The pro forma information assumes reduced interest expense and applicable income tax adjustments resulting from the application of the net proceeds from the offering and it assumes 22,271,936 shares of common stock outstanding for the year. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results.

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

  During fiscal 1995, the Company issued 2,893,766 shares of Class A common stock upon the exercise of stock options (see Note 7), purchased as treasury stock 1,338,894 shares of Class B common stock from 399

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 5--STOCKHOLDERS' EQUITY--(CONTINUED)
Ventures Partners Inc., a wholly-owned indirect subsidiary of Citicorp pursuant to a prior agreement, and purchased as treasury stock 292,452 shares of Class A common stock from option holders to enable the holders to satisfy certain minimum tax withholding obligations.

NOTE 6--PENSION AND OTHER BENEFIT PLANS

  The Company provides a benefit for the majority of its employees under noncontributory defined benefit pension plans. For each employee, the benefits are based on years of service and average compensation. Pension costs, which are computed using the projected unit credit cost method, are funded on at least the minimum amount required by government regulations.

  A summary of the components of net periodic pension cost charged to expense for the Company-sponsored defined benefit pension plans together with contributions charged to expense for a multi-employer union-administered defined benefit pension plan the Company participates in follows (in thousands):

                                                         FISCAL YEAR ENDED
                                                           SEPTEMBER 30,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
Service cost......................................... $ 2,994  $ 2,599  $ 2,267
Interest cost on projected benefit obligation........   3,275    2,835    2,495
Actual return on plan assets.........................  (4,196)  (2,380)  (2,876)
Net amortization and deferral........................   1,404      (14)     519
                                                      -------  -------  -------
Net pension cost of defined benefit plans............   3,477    3,040    2,405
Net pension cost of multi-employer plan..............     245      196      178
                                                      -------  -------  -------
    Total pension expense............................ $ 3,722  $ 3,236  $ 2,583
                                                      =======  =======  =======

  The following table sets forth (in thousands) the funded status and amount recognized in the consolidated balance sheets for the Company-sponsored defined benefit pension plans:

                                     1997                        1996
                          --------------------------- ---------------------------
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                            BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                          ------------- ------------- ------------- -------------
Plan assets at fair
 value..................     $36,349       $   917       $30,883       $   706
Actuarial present value
 of benefit obligations:
  Vested................      31,444         1,706        28,650         1,231
  Accumulated, not
   vested...............         608           510           404           388
                             -------       -------       -------       -------
Accumulated benefit
 obligations............      32,052         2,216        29,054         1,619
  Effect of future pay
   increases............      10,119         1,280        10,948           576
                             -------       -------       -------       -------
Projected benefit
 obligation.............      42,171         3,496        40,002         2,195
                             -------       -------       -------       -------
Plan assets less than
 projected benefit
 obligation.............      (5,822)       (2,579)       (9,119)       (1,489)
Unrecognized net
 transition asset.......        (485)          --           (655)          --
Unrecognized prior
 service cost...........       2,553           572         2,777           626
Adjustment to recognize
 minimum liability......         --           (424)          --           (400)
Unrecognized net loss
 related to assumptions.       3,985         1,132         6,950           350
                             -------       -------       -------       -------
Pension asset
 (liability) recognized.     $   231       $(1,299)      $   (47)      $  (913)
                             =======       =======       =======       =======

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 6--PENSION AND OTHER BENEFIT PLANS--(CONTINUED)


  Assumptions used in computing the funded status of the plans were as follows:

                                                             1997   1996   1995
                                                            ------ ------ ------
Discount rate..............................................  7.75%  7.75%  7.25%
Rate of increase in compensation levels....................  6.25%  6.25%  5.75%
Expected long-term rate of return on assets................ 10.00% 10.00% 10.00%

  Plan assets at September 30, 1997 are invested principally in listed stocks, corporate and government bonds, and cash equivalents.

  Additionally, the Company sponsors the Employee Investment Plan, a defined contribution 401(k) plan, which covers salaried and certain hourly employees. Eligible participants may contribute to the plan up to 2% to 18% of their regular compensation before taxes. The Company matches the employee contributions up to a maximum of 6% of their regular compensation in an amount equal to 50% of the participants' contributions. An additional discretionary Company contribution in an amount not to exceed 50% of the participants' contributions may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over a five-year period depending upon an employee's years of service. Costs of the plan charged to expense for the fiscal years ended September 30, 1997, 1996, and 1995 amounted to $0.9 million, $1.8 million, and $0.9 million, respectively.

  As a result of special termination benefit packages previously offered, the Company provides medical, dental, and life insurance benefits to only a limited number of retirees and their dependents. These benefit plans are unfunded. The accumulated postretirement benefit obligation was $0.9 million as of September 30, 1997. The weighted average discount rate used in determining the accumulated postretirement benefit obligations was 7.50% at September 30, 1997 and 1996, respectively. The annual expense for such benefits is not material.

NOTE 7--STOCK OPTION PLANS

  Effective October 1, 1996, the Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to use the accounting method under APB Opinion No. 25 ("APB 25") and related interpretations for its employee stock options. Under APB 25, generally when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  In fiscal 1989, the Company adopted the AmeriSource Health Corporation and Subsidiaries Employee Stock Purchase Plan (the "Purchase Plan") to enable certain members of management to participate in the equity ownership of the Company. Pursuant to the Purchase Plan, management investors, on November 3, 1989, purchased options on 1,716,347 shares of the Company's Class A common stock which were exercisable at $.34 per share. The remaining 1,531,603 options outstanding under the Purchase Plan were exercised during fiscal 1995. No further awards will be granted under the Purchase Plan.

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

  In fiscal 1992, the Company adopted the 1991 Stock Option Plan (the "1991 Option Plan") for the granting of nonqualified stock options to acquire up to an aggregate of 1,069,375 shares of Class A common stock. The options were granted to certain members of the Company's management at an exercise price of $.34 per share on April 8, 1992. During fiscal 1995, 14,160 options were canceled and the remaining 1,025,715 options outstanding under the 1991 Option Plan were exercised. No further awards will be granted under the 1991 Option Plan.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 7--STOCK OPTION PLANS--(CONTINUED)

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

  During fiscal 1995, the Company also adopted the AmeriSource Health Corporation Non-Employee Director Stock Option Plan (the "1995 Directors Plan"), which provides for the grant of stock options to the Company's non-employee directors. Under the 1995 Directors Plan, stock options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options become fully exercisable on the first anniversary of their respective grant, except for the options under the initial grant, which are fully exercisable on the third anniversary of the grant. The total number of shares to be issued under the 1995 Directors Plan may not exceed 50,000 shares.

  During fiscal 1997, the Company adopted the 1996 Employee Stock Option Plan (the "1996 Option Plan") and the 1996 Non-Employee Directors Stock Option Plan (the "1996 Directors Plan"). The 1996 Option Plan and the 1996 Directors Plan provide for the granting of nonqualified stock options to acquire up to 797,000 and 50,000 shares of common stock, respectively, to employees and non-employee directors at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods of the 1996 Option Plan are determined at the date of grant by a committee of the Board of Directors. The number of options to be granted annually under the 1996 Directors Plan is fixed by the plan and vest immediately. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

  A summary of the Company's stock option activity for its 1996 and 1995 option plans, and related information for the fiscal years ended September 30 follows:

                                   1995             1996              1997
                             ---------------- ----------------- -----------------
                                     WEIGHTED          WEIGHTED          WEIGHTED
                                     AVERAGE           AVERAGE           AVERAGE
                             OPTIONS EXERCISE OPTIONS  EXERCISE OPTIONS  EXERCISE
                              (000)   PRICE    (000)    PRICE    (000)    PRICE
                             ------- -------- -------  -------- -------  --------
Outstanding beginning of
 year.......................   --     $ --       907     $21     1,175     $23
  Granted...................   915       21      298      28       457      49
  Exercised.................   --       --        (2)     21      (174)     22
  Forfeited.................    (8)      21      (28)     22      (192)     32
                               ---            ------            ------
Outstanding end of year.....   907    $  21    1,175     $23     1,266     $31
                               ===            ======            ======
Exercisable at end of year..   --       --       214     $21       316     $24
Weighted average fair value
 of options granted during
 the year...................                  $11.01            $19.14

  A summary of the status of fixed options outstanding at September 30, 1997 follows:

                                                                     EXERCISABLE OPTIONS
                         OUTSTANDING OPTIONS                         ---------------------------
                 -----------------------------------------------
                                 WEIGHTED
                                  AVERAGE           WEIGHTED                        WEIGHTED
                                 REMAINING          AVERAGE                         AVERAGE
 EXERCISE        NUMBER         CONTRACTUAL         EXERCISE         NUMBER         EXERCISE
PRICE RANGE      (000)             LIFE              PRICE           (000)           PRICE
-----------      ------         -----------         --------         ------         --------
$21-$28           864             4 years             $23             291             $22
$42-$53           402             9 years              49              25              49

  In December 1997, a grant of 450,000 stock options was made under the 1996 Option Plan.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 7--STOCK OPTION PLANS--(CONTINUED)

  Pro forma disclosures, as required by SFAS No. 123, regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method.

  Option valuation models use highly subjective assumptions to determine the fair value of traded options with no vesting or trading restrictions. Because options granted under the Company's Stock Option Plans have vesting requirements and cannot be traded, and because changes in the assumptions can materially affect the fair value estimate, in management's opinion, the existing valuation models do not necessarily provide a reliable measure of the fair value of its employee stock options.

  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997 and fiscal 1996: risk-free interest rate of 6.0%; no dividends; a volatility factor of the expected market price of the Company's common stock of .321 and a weighted-average expected life of the options of 5 years.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' assumed vesting period. SFAS No. 123 requires only that the income effects of options granted during fiscal 1997 and fiscal 1996 be included in the pro forma disclosures. Since a portion of the Company's stock options vest over several years and additional options may be granted each year, the pro forma effect on net income reported, below, is not representative of the effect of fair value stock option expense on future years' pro forma net income. The Company's pro forma information follows:

                                                                FOR THE FISCAL
                                                                  YEAR ENDED
                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
Pro forma net income........................................... $43,532 $35,057
Pro forma earnings per share:
 Primary ...................................................... $  1.80 $  1.52
 Fully diluted.................................................    1.79    1.51

NOTE 8--LEASES

  At September 30, 1997, future minimum payments totaling $50.0 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 1998--$11.8 million; 1999--$9.7 million; 2000--$6.4 million; 2001--$4.1 million; 2002--$2.9 million; and thereafter (through
2009)--$15.1 million. In the normal course of business, operating leases are generally renewed or replaced by other leases.

  Total rental expense was $14.0 million in fiscal 1997, $9.7 million in fiscal 1996, and $7.6 million in fiscal 1995.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 9--FACILITY CONSOLIDATIONS AND OTHER CHARGES

  The Company commenced cost reduction plans in the third quarter of fiscal 1997 to consolidate three of its pharmaceutical distribution facilities into other existing facilities and to restructure its sales force. The cost reduction initiatives will be completed by December 1997 and resulted in the following charges included in selling and administrative expense in fiscal 1997.

                                                          (DOLLARS IN THOUSANDS)
                                                          ----------------------
     Write-downs of assets...............................         $3,857
     Severance...........................................          1,832
     Lease cancellations.................................            727
                                                                  ------
                                                                  $6,416
                                                                  ======

  Write-downs of assets include buildings, warehouse and computer equipment, and other assets to be disposed of primarily related to the facility closings. Severance includes the termination costs of 240 warehouse and sales employees. Approximately 40 of these employees were terminated by September 30, 1997 and the remainder are expected to be terminated by December 1997.

  In addition to the above charges, the Company incurred $5.2 million of charges related to the retirement of its former President and CEO as well as other executive terminations during fiscal 1997.

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

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies, alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies who have opted out of the class cases and chain drug stores. The Company also is a defendant in parallel suits filed in state courts in Minnesota, Alabama, and Mississippi. The Federal class actions were originally filed in the United States District Court for the Southern District of New York, and have been transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement; (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the Plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

  On April 4, 1996, the District Court granted the Company's motion for summary judgement in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgement to the United States Court of

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 10--LEGAL MATTERS AND CONTINGENCIES--(CONTINUED)
Appeals for the Seventh Circuit. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgement in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers intend to file a petition for a writ of certiorari to the United States Supreme Court on or before January 6, 1998. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at September 30, 1997), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

NOTE 11--PROPOSED MCKESSON CORPORATION MERGER

  On September 22, 1997, the Company and McKesson Corporation ("McKesson") signed a definitive merger agreement providing for the Company to merge with McKesson. McKesson is the largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 0.71 shares of McKesson common stock for each share of AmeriSource common stock. McKesson will issue approximately 16.9 million new shares of common stock in the merger. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco, CA. Under certain circumstances, in the event that the merger agreement is terminated, as a result of the Company entering into a competing transaction, McKesson would be entitled to a termination fee of $65 million from the Company.

  Subject to regulatory approval and the approval of shareholders of both companies, the transaction is expected to be completed in early 1998. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

  Concurrently with the execution of the merger agreement, the Company and McKesson entered into the AmeriSource Stock Option Agreement ("Option Agreement"). Pursuant to the Option Agreement, AmeriSource has granted McKesson an irrevocable option to purchase up to 3,418,601 shares of AmeriSource common stock at an exercise price of $70.87 per share, under certain circumstances in which the merger agreement is terminated. The Option Agreement may have the effect of discouraging persons who may be interested in acquiring an interest in, or otherwise effecting a business combination with AmeriSource, from considering or proposing such a transaction.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 12--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                           QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED
                              -------------------------------------------------
                              DECEMBER 31, MARCH 31,    JUNE 30,  SEPTEMBER 30,
                                  1996        1997        1997        1997
                              ------------ ----------  ---------- -------------
Revenues.....................  $1,746,935  $1,785,469  $2,064,174  $2,219,364
Gross profit.................      86,152      92,901     100,460     107,963
Selling and administrative
 expenses, depreciation and
 amortization................      57,162      60,314      79,468      70,919
Operating income.............      28,990      32,587      20,992      37,044
Income before extraordinary
 items.......................      11,817      13,132       6,332      16,168
Extraordinary item--Early
 retirement of debt..........         --       (1,982)        --          --
Net income...................      11,817      11,150       6,332      16,168
Per share (fully diluted):
  Income before extraordinary
   item......................         .49         .54         .26         .66
  Extraordinary item.........         --         (.08)        --          --
    Net income per share.....         .49         .46         .26         .66

                                             THREE MONTHS ENDED
                              -------------------------------------------------
                              DECEMBER 31, MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                  1995        1996       1996         1996
                              ------------ ---------- ----------  -------------
Revenues.....................  $1,282,513  $1,362,056 $1,420,006   $1,487,096
Gross profit.................      69,725      78,158     80,531       74,019
Selling and administrative
 expenses, depreciation and
 amortization................      45,334      50,875     53,807       54,528
Operating income.............      24,391      27,283     26,724       19,491
Income before extraordinary
 item........................       8,850      10,100     10,405       13,295
Extraordinary item--Early
 retirement of debt..........         --          --      (7,242)         --
Net income...................       8,850      10,100      3,163       13,295
Per share (fully diluted):
  Income before extraordinary
   item......................         .39         .45        .45          .55
  Extraordinary item.........         --          --        (.31)         --
    Net income per share.....         .39         .45        .14          .55


  In the third quarter of fiscal 1997, the Company incurred a $6.4 million charge to consolidate facilities and restructure its sales force and a $5.2 million charge related to executive management changes. See Note 9.

  In the fourth quarter of fiscal 1996, cost of goods sold was impacted by a one-time cumulative non-cash charge of $10.9 million arising from the misconduct of a former employee. In December 1996, the Company discovered erroneous entries were made over a number of years to improperly understate cost of goods sold and liabilities in one of its regions. The Company has concluded the estimated impact of the erroneous entries was not material to operations or the financial position of the Company in any individual year. Although the Company cannot determine the actual impact of the erroneous entries on a year-to-year basis, the Company believes that over one-half of the amount of the charge occurred prior to fiscal 1993.

  As a result of the settlement with the Internal Revenue Service, the Company reduced income tax expense by $7.1 million in the fourth quarter of fiscal 1996. (See Note 3.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  (No response to this Item is required.)

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information appearing under "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the 1998 annual meeting of stockholders (the "1998 Proxy Statement") is incorporated herein by reference. The Company will file the 1998 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation appearing under "Management," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors," and "Stockholder Return Performance" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Relationships and Transactions" in the 1998 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES.

  Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................   16
Consolidated Balance Sheets as of September 30, 1997 and 1996.............   17
Consolidated Statements of Operations for the fiscal years ended September
 30, 1997, 1996 and 1995..................................................   19
Consolidated Statements of Changes in Stockholders' Equity for the fiscal
 years ended September 30, 1997, 1996 and 1995............................   20
Consolidated Statements of Cash Flows for the fiscal years ended September
 30, 1997, 1996 and 1995..................................................   21
Notes to Consolidated Financial Statements................................   22

  Financial Statement Schedules: The following financial statement schedules are submitted in response to Item 14(a)(2) and Item 14(d):

 Schedule I--Condensed Financial Information of AmeriSource Health
          Corporation as of
          September 30, 1997 and 1996 and for the fiscal years ended
          September 30, 1997, 1996 and 1995................................ S-1
 Schedule II--Valuation and Qualifying Accounts............................ S-5

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (A)(3) LIST OF EXHIBITS.*

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated as of September 22, 1997, by and among McKesson Corporation, AmeriSource Health Corporation and Patriot
         Acquisition Corp. (incorporated by reference to Exhibit 99.1 to
         Registrant's Current Report on Form 8-K filed with the Commission on
         September 24, 1997).
  2.2    Stock Option Agreement, dated September 22, 1997, by and between
         McKesson Corporation and AmeriSource Health Corporation (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-
         K filed with the Commission on September 24, 1997).
  2.3    Voting/Support Agreement, dated September 22, 1997, by and among 399
         Venture Partners, Inc., McKesson Corporation and Patriot Acquisition
         Corp. (incorporated by reference to Exhibit 99.3 to Registrant's
         Current Report on Form 8-K filed with the Commission on September 24,
         1997).
  2.4    Registration Rights Agreement, dated September 22, 1997, by and between McKesson Corporation and 399 Venture Partners, Inc.
         (incorporated by reference to Exhibit 99.4 to Registrant's Current
         Report on Form 8-K filed with the Commission on September 24, 1997).
  3.1    Certificate of Incorporation of the Registrant, (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-
         K for the fiscal year ended September 30, 1995).
  3.2    Amended and Restated By-Laws of the Registrant.
  4.1    Indenture, dated as of May 30, 1986, between AmeriSource Corporation
         ("AmeriSource") and Bankers Trust Company, as trustee relating to the
         6 1/4% Convertible Subordinated Debentures due 2001 of AmeriSource
         (the "Convertible Debentures") including the form of Convertible
         Debenture (incorporated by reference to Exhibit 4 to AmeriSource's
         Current Report, dated July 1, 1986, on Form 8-K).
  4.2    First Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.23 to Registrant's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.3    Second Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.24 to Registrant's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.4    Indenture dated July 15, 1993 between Registrant and Security Trust
         Company, N.A., as trustee relating to the 11 1/4% Senior Debentures due 2005 (the "Senior Debentures") of Registrant including the form of the Senior Debentures (incorporated by reference to Exhibit 4 to
         Registrant's and AmeriSource's Form 10-Q for the quarter ended June
         30, 1993).
  4.5    Receivables Purchase Agreement, dated as of December 13, 1994 between
         AmeriSource, as Seller and AmeriSource Receivables Corporation, as
         Purchaser (incorporated by reference to Exhibit 4.11 to Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1994).
  4.6    AmeriSource Receivables Master Trust Pooling and Servicing Agreement,
         dated as of December 13, 1994 among AmeriSource Receivables
         Corporation, as transferor, AmeriSource, as the initial Servicer, and
         Manufacturers and Traders Trust Company, as Trustee (incorporated by reference to Exhibit 4.12 to Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 30, 1994).
  4.7    Revolving Certificate Purchase Agreement, dated as of December 13,
         1994 among AmeriSource Receivables Corporation, AmeriSource, The
         Revolving Purchasers and Bankers Trust Company, as Agent and Revolving
         Purchaser (incorporated by reference to Exhibit 4.13 to Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1994).

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  4.8    Series 1994-1 Supplement to Pooling and Servicing Agreement, dated as of December 13, 1994 among AmeriSource Receivables Corporation, as
         Transferor, AmeriSource, as Initial Servicer, and Manufacturers and
         Traders Trust Company, as Trustee (incorporated by reference to
         Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).
  4.9    Credit Agreement, dated as of January 8, 1997 among AmeriSource
         Corporation as Borrower, AmeriSource Health Corporation and Certain
         Subsidiaries and Affiliates, as Guarantors and Nations Bank, N.A. as
         Administrative Agent (incorporated by reference to Exhibit 4.14 to
         Registrant's Quarterly Report Form 10-Q for its fiscal quarter ended
         December 31, 1996).
  4.10   Amendment No. 1, dated as of February 26, 1997 to the Credit Agreement
         (incorporated by reference to Exhibit 4.15 to Registrant's Quarterly
         Report on Form 10-Q for its fiscal quarter ended March 31, 1997).
  4.11   Amendment to Pooling and Servicing Agreement and Receivables Purchase
         Agreement, dated as of March 5, 1997 among AmeriSource Receivables
         Corporation, AmeriSource Corporation, and Manufacturers and Traders
         Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to
         Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1997).
  4.12   Certificate Purchase Agreement, dated as of April 11, 1997, among
         AmeriSource Corporation, AmeriSource Receivables Corporation, BT
         Securities Corporation, Bankers Trust International PLC, and Bankers
         Trust Australia Limited (incorporated by reference to Exhibit 4.2 to
         Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1997).
  4.13   Amendment to Pooling and Servicing Agreement and Receivables Purchase
         Agreement dated as of April 17, 1997 among AmeriSource Receivables
         Corporation, AmeriSource Corporation, and Manufacturers and Traders
         Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to
         Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1997).
  4.14   Series 1997-1 Supplement to Pooling and Servicing Agreement dated as of April 17, 1997 among AmeriSource Receivables Corporation as
         Transferor, AmeriSource Corporation as initial Servicer and
         Manufacturers and Traders Trust Company as Trustee (incorporated by reference to Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q
         for its fiscal quarter ended June 30, 1997).
  4.15   Amendment No. 3, dated October 1997, to the Credit Agreement.
  4.16   Credit Agreement, dated as of November 10, 1997, among AmeriSource as
         Borrower, AmeriSource Health and certain subsidiaries and affiliates as Guarantors and CoreStates Bank as Documentation Agent, Bankers
         Trust as Sydication Agent and NationsBank as Administrative Agent.

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

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
 10.7    Form of Take-Along and Registration Rights Agreement between
         Registrant and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.19 to Amendment No. 2, filed September 7, 1989, to the Registration Statement on Form S-1, Registration No. 33-27835).
 10.8    Agreement, dated October 14, 1994, among certain manufacturers and wholesalers of prescription products, including AmeriSource
         (incorporated by reference to Exhibit 10.13 to Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1994).
 10.9    Registrant's 1995 Stock Option Plan (incorporated by reference to
         Exhibit 10.16 to Amendment No. 2 to the Registrant's Registration
         Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).
 10.10   Registrant's Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant's
         Registration Statement on Form S-2 dated April 3, 1995, Registration
         No. 33-57513).
 10.11   Registration Rights Agreement dated as of March 30, 1995 among
         Registrant and 399 Venture Partners, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 2 to the Registrant's Registration
         Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).
 10.12   Employment Agreement, dated September 4, 1997, between AmeriSource and
         R. David Yost.
 10.13   Employment Agreement, dated September 4, 1997, between AmeriSource and
         David M. Flowers.
 10.14   Employment Agreement, dated September 4, 1997, between AmeriSource and
         Kurt J. Hilzinger.
 10.15   AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Registrant's Proxy Statement dated January
         15, 1997 for the Annual Meeting of Stockholders held on February 11,
         1997).
 10.16   AmeriSource Health Corporation 1996 Non-Employee Directors Stock
         Option Plan (incorporated by reference to Appendix D to Registrant's
         Proxy Statement dated January 15, 1997 for the Annual Meeting of
         Stockholders held on February 11, 1997).
 10.17   1996 Amendment to the AmeriSource Health Corporation 1995 Stock Option
         Plan (incorporated by reference to Appendix A to Registrant's Proxy
         Statement dated January 15, 1997 for the Annual Meeting of
         Stockholders held on February 11, 1997).
 10.18   Consulting Agreement, dated October 31, 1997, between AmeriSource
         Corporation and John F. McNamara.
 11      Not Applicable.
 12      Not Applicable.
 13      Not Applicable.
 16      Not Applicable.
 18      Not Applicable.
 21      Subsidiaries of Registrant.
 22      Not Applicable.
 23      Consent of Independent Auditors.
 24      Not Applicable.
 27      Financial Data Schedule.
 99      Not Applicable.

--------
 * Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

(b) Reports on Form 8-K.

  Registrant filed a Current Report on Form 8-K on September 24, 1997 to report that it had entered into an Agreement and Plan of Merger with McKesson Corporation.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          AmeriSource Health Corporation

                                                   /s/ Kurt J. Hilzinger
Date: December 19, 1997                   By: _________________________________
                                              (KURT J. HILZINGER) SENIOR VICE
                                               PRESIDENT AND CHIEF FINANCIAL
                                                          OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON DECEMBER 19, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

              SIGNATURE                               TITLE

          /s/ R. David Yost                   President and Chief
-------------------------------------          Executive Officer
           (R. DAVID YOST)                     (Principal
                                               Executive Officer)

        /s/ Kurt J. Hilzinger                 Senior Vice
-------------------------------------          President and Chief
         (KURT J. HILZINGER)                   Financial Officer
                                               (Principal
                                               Financial Officer)

      /s/ Michael D. DiCandilo                Vice President,
-------------------------------------          Controller
       (MICHAEL D. DICANDILO)                  (Principal
                                               Accounting Officer)

       /s/ Bruce C. Bruckmann                 Director
-------------------------------------
        (BRUCE C. BRUCKMANN)

       /s/ Michael A. Delaney                 Director
-------------------------------------
        (MICHAEL A. DELANEY)

        /s/ Richard C. Gozon                  Director
-------------------------------------
         (RICHARD C. GOZON)

       /s/ Lawrence C. Karlson                Chairman
-------------------------------------
        (LAWRENCE C. KARLSON)

        /s/ John F. McNamara                  Director
-------------------------------------
         (JOHN F. MCNAMARA)

        /s/ George H. Strong                  Director
-------------------------------------
         (GEORGE H. STRONG)

          /s/ James A. Urry                   Director
-------------------------------------
           (JAMES A. URRY)

        /s/ Barton J. Winokur                 Director
-------------------------------------
         (BARTON J. WINOKUR)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION

                            CONDENSED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             SEPTEMBER 30,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                     ASSETS
Cash..................................................... $       2  $       9
Receivable from AmeriSource Corporation..................    28,549     24,718
Other assets ............................................       252        266
Investment at equity in AmeriSource Corporation (accumu-
 lated losses of AmeriSource in excess of investment)....   (14,148)   (61,457)
                                                          ---------  ---------
                                                          $  14,655  $ (36,464)
                                                          =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses......................................... $     344  $     344
Stockholders' equity:
  Common Stock, $.01 par value
    Class A (voting and convertible):
     50,000,000 shares authorized; issued 9/97--
     17,540,629 shares; 9/96-- 17,291,100 shares.........       175        173
    Class B (nonvoting and convertible):
     15,000,000 shares authorized; issued 9/97--9,440,370
     shares; 9/96-- 9,440,370 shares.....................        94         94
    Class C (nonvoting and convertible):
     2,000,000 shares authorized; issued 9/97--166,495
     shares; 9/96--242,298 shares........................         2          3
  Capital in excess of par value.........................   234,188    228,537
  Retained earnings (deficit)............................  (213,928)  (259,395)
  Cost of common stock in treasury.......................    (6,220)    (6,220)
                                                          ---------  ---------
                                                             14,311    (36,808)
                                                          ---------  ---------
                                                          $  14,655  $ (36,464)
                                                          =========  =========


                  See notes to condensed financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FISCAL YEAR ENDED
                                                        SEPTEMBER 30,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Revenues......................................... $    --   $      7  $    726
Administrative expenses..........................      --                  (55)
Interest expense.................................      --      5,669    13,573
                                                  --------  --------  --------
Loss before equity in net income of subsidiary,
 taxes and extraordinary items...................      --     (5,662)  (12,792)
Equity in net income of subsidiary before
 extraordinary items.............................   47,449    47,246    33,937
Income tax benefit...............................      --     (1,066)   (7,073)
                                                  --------  --------  --------
Income before extraordinary items................   47,449    42,650    28,218
Extraordinary items--early retirement of debt,
 net of income tax benefits......................   (1,982)   (7,242)  (18,037)
                                                  --------  --------  --------
   Net income.................................... $ 45,467  $ 35,408  $ 10,181
                                                  ========  ========  ========
Earnings per share (fully diluted)
 Income before extraordinary items .............. $   1.94  $   1.84  $   1.53
 Extraordinary items.............................     (.08)     (.31)     (.98)
                                                  --------  --------  --------
   Net income per share.......................... $   1.86  $   1.53  $    .55
                                                  ========  ========  ========
Weighted average number of common shares
 outstanding.....................................   24,432    23,217    18,396

                                ---------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                                      FISCAL YEAR ENDED
                                                        SEPTEMBER 30,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
OPERATING ACTIVITIES
 Net income...................................... $ 45,467  $ 35,408  $ 10,181
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Amortization..................................      --        138       361
   Equity in net income of subsidiary............  (47,449)  (47,246)  (22,062)
   Loss on early retirement of debt..............      --     11,142     9,638
   Debentures issued in lieu of payment of
    interest.....................................      --                4,572
   Income tax benefit invested in AmeriSource
    Corporation..................................      --    (10,621)   (8,498)
   Changes in operating assets and liabilities:
     Receivable from AmeriSource Corporation.....   (1,988)    6,622    (1,874)
     Accrued expenses............................      --     (1,467)    1,755
     Miscellaneous...............................       14         3
                                                  --------  --------  --------
     NET CASH USED IN OPERATING ACTIVITIES.......   (3,956)   (6,021)   (5,927)
FINANCING ACTIVITIES
 Long-term debt repayments.......................      --    (83,460)  (81,722)
 Net proceeds from public offerings..............      --     49,300   148,168
 Deferred financing costs and other..............      --         43       (28)
 Exercise of stock options.......................    3,809        42       566
 Purchases of treasury stock.....................      --               (5,652)
                                                  --------  --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES.................................    3,809   (34,075)   61,332
INVESTING ACTIVITIES
 Capital contribution, net.......................      140    40,083   (55,421)
                                                  --------  --------  --------
     NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES.................................      140    40,083   (55,421)
                                                  --------  --------  --------
DECREASE IN CASH.................................       (7)      (13)      (16)
Cash at beginning of year........................        9        22        38
                                                  --------  --------  --------
CASH AT END OF YEAR.............................. $      2  $      9  $     22
                                                  ========  ========  ========

                  See notes to condensed financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
           SCHEDULE-I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying condensed financial statements present the financial position, results of operations and cash flows of AmeriSource Health Corporation (the "Company") as of the dates and for the periods indicated in accordance with Rule 12-04 of Regulation S-X of the Securities Exchange Act of the Securities and Exchange Commission and, accordingly, do not include the accounts of its wholly-owned subsidiaries. The Company's primary asset is its investment in and receivables from AmeriSource Corporation which is a wholly-owned subsidiary of the Company. Substantially all of the Company's operations are transacted by AmeriSource Corporation. The ability of the Company to pay its obligations depends on the operations of AmeriSource Corporation.

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

NOTE 4--PROPOSED MCKESSON CORPORATION MERGER

  On September 22, 1997, the Company and McKesson Corporation ("McKesson") signed a definitive merger agreement providing for the Company to merge with McKesson. McKesson is the largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 0.71 shares of McKesson

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
           SCHEDULE-I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

common stock for each share of AmeriSource common stock. McKesson will issue approximately 16.9 million new shares of common stock in the merger. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco, CA. Under certain circumstances, in the event that the merger agreement is terminated, as a result of the Company entering into a competing transaction, McKesson would be entitled to a termination fee of $65 million from the Company.

  Subject to regulatory approval and the approval of shareholders of both companies, the transaction is expected to be completed in early 1998. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

  Concurrently with the execution of the merger agreement, the Company and McKesson entered into the AmeriSource Stock Option Agreement ("Option Agreement"). Pursuant to the Option Agreement AmeriSource has granted McKesson an irrevocable option to purchase up to 3,418,601 shares of AmeriSource common stock at an exercise price of $70.87 per share, under certain circumstances in which the merger agreement is terminated. The Option Agreement may have the effect of discouraging persons who may be interested in acquiring an interest in, or otherwise effecting a business combination with AmeriSource, from considering or proposing such a transaction.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

-------------------------------------------------------------------------------
         COL. A             COL. B             COL. C             COL. D      COL. E
---------------------------------------------------------------------------------------
                                              ADDITIONS
                                      -----------------------------------
                          BALANCE AT  CHARGED TO   CHARGED TO               BALANCE AT
                           BEGINNING  COSTS AND  OTHER ACCOUNTS DEDUCTIONS-   END OF
      DESCRIPTION          OF PERIOD   EXPENSES   -DESCRIBE(1)  DESCRIBE(2)   PERIOD
---------------------------------------------------------------------------------------

AMERISOURCE HEALTH
 CORPORATION AND
 SUBSIDIARIES
-------------------------------------------------
YEAR ENDED SEPTEMBER 30,
 1997
 Allowance for doubtful
  accounts..............  $14,848,000 $6,587,000   $5,363,000   $4,236,000  $22,562,000
                          =========== ==========   ==========   ==========  ===========
YEAR ENDED SEPTEMBER 30,
 1996
 Allowance for doubtful
  accounts..............  $12,941,000 $2,074,000   $1,062,000   $1,229,000  $14,848,000
                          =========== ==========   ==========   ==========  ===========
YEAR ENDED SEPTEMBER 30,
 1995
 Allowance for doubtful
  accounts..............  $ 9,370,000 $5,449,000                $1,878,000  $12,941,000
                          =========== ==========                ==========  ===========

--------
(1) Reserves acquired in connection with the Walker Drug Company L.L.C. and Gulf Distribution Inc. acquisitions in fiscal 1997 and 1996, respectively.
(2) Accounts written off during year, net of recoveries.