Form 10-Q
period 1997-12-31
AMERISOURCE DISTRIBUTION CORP
filed 1998-02-05
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
              1934 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 31, 1997 was: Class A--20,950,445, Class B-- 2,750,783; Class C--164,495.

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

 PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
          Consolidated balance sheets--December 31, 1997 and September 30, 1997
          Consolidated statements of operations--Three months ended December
          31, 1997 and December 31, 1996
          Consolidated statements of cash flows--Three months ended December
          31, 1997 and December 31, 1996
  Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations
 PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

ITEM 1. AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1997         1997
                                                      ------------ -------------
                       ASSETS
Current Assets:
  Cash and cash equivalents..........................  $   57,122   $   60,045
  Restricted cash....................................       8,909        8,886
  Accounts receivable less allowance for doubtful
   accounts: 12/97--$25,029, 9/97--$22,562...........     560,217      533,319
  Merchandise inventories............................   1,034,110    1,017,782
  Prepaid expenses and other.........................       4,380        4,622
                                                       ----------   ----------
    Total current assets.............................   1,664,738    1,624,654
Property and equipment, at cost......................     116,186      114,979
  Less accumulated depreciation......................      49,969       47,517
                                                       ----------   ----------
                                                           66,217       67,462
Other assets, less accumulated amortization:
 12/97--$6,684; 9/97--$6,110.........................      49,141       52,924
                                                       ----------   ----------
                                                       $1,780,096   $1,745,040
                                                       ==========   ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1997         1997
                                                      ------------ -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable...................................  $  865,170   $1,036,462
  Accrued expenses and other.........................      36,355       43,798
  Accrued income taxes...............................      16,039        9,433
  Deferred income taxes..............................      41,403       40,406
                                                       ----------   ----------
    Total current liabilities........................     958,967    1,130,099
Long-Term Debt:
  Revolving credit facility..........................     445,531      280,768
  Receivables securitization financing...............     326,421      299,913
  Other debt.........................................       9,053        9,138
                                                       ----------   ----------
                                                          781,005      589,819
Other Liabilities....................................      10,564       10,811
Stockholders' Equity
  Common Stock, $.01 par value:
   Class A (Voting and convertible):
    50,000,000 shares authorized;
    issued 12/97--21,301,528 shares;
    9/97--17,540,629 shares..........................         213          175
   Class B (Non-voting and convertible):
    15,000,000 shares authorized;
    issued 12/97--5,770,783 shares;
    9/97--9,440,370 shares...........................          58           94
   Class C (Non-voting and convertible):
    2,000,000 shares authorized;
    issued 12/97--164,495 shares;
    9/97--166,495 shares.............................           2            2
  Capital in excess of par value.....................     234,952      234,188
  Retained earnings (deficit)........................    (199,445)    (213,928)
  Cost of common stock in treasury...................      (6,220)      (6,220)
                                                       ----------   ----------
                                                           29,560       14,311
                                                       ----------   ----------
                                                       $1,780,096   $1,745,040
                                                       ==========   ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                               (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
Revenues................................................. $2,254,560 $1,746,935
Cost of goods sold.......................................  2,148,954  1,660,783
                                                          ---------- ----------
Gross profit.............................................    105,606     86,152
Selling and administrative expenses......................     65,765     54,661
Depreciation.............................................      3,155      2,406
Amortization.............................................        282         95
                                                          ---------- ----------
  Operating income.......................................     36,404     28,990
Interest expense.........................................     12,662      9,295
                                                          ---------- ----------
Income before taxes......................................     23,742     19,695
Taxes on income..........................................      9,259      7,878
                                                          ---------- ----------
  Net income............................................. $   14,483 $   11,817
                                                          ========== ==========
Net income per share..................................... $      .61 $      .50
                                                          ========== ==========
Net income per share--assuming dilution.................. $      .60 $      .49
                                                          ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                              (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                              DECEMBER 31
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
OPERATING ACTIVITIES
 Net income.............................................. $  14,483  $  11,817
 Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation...........................................     3,155      2,406
  Amortization...........................................       711        662
  Provision for losses on accounts receivable............     3,066      2,090
  Gain on disposal of property and equipment.............      (131)      (124)
  Deferred income taxes..................................       997      2,344
  Changes in operating assets and liabilities:
   Restricted cash.......................................       (23)    (2,179)
   Accounts receivable...................................   (27,609)   (82,024)
   Merchandise inventories...............................   (16,282)  (112,765)
   Prepaid expenses......................................       245       (351)
   Accounts payable, accrued expenses and income taxes...  (172,023)   (25,568)
  Miscellaneous..........................................        77        (36)
                                                          ---------  ---------
    NET CASH USED IN OPERATING ACTIVITIES................  (193,334)  (203,728)
INVESTING ACTIVITIES
 Capital expenditures....................................    (2,552)    (2,852)
 Proceeds from sales of property and equipment...........     1,291      1,510
                                                          ---------  ---------
    NET CASH USED IN INVESTING ACTIVITIES................    (1,261)    (1,342)
FINANCING ACTIVITIES
 Long-term debt borrowings...............................   774,312    484,473
 Long-term debt repayments...............................  (583,105)  (306,246)
 Exercise of stock options...............................       465        --
                                                          ---------  ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES............   191,672    178,227
                                                          ---------  ---------
Decrease in cash and cash equivalents....................    (2,923)   (26,843)
Cash and cash equivalents at beginning of period.........    60,045     65,575
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $  57,122  $  38,732
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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 1997, the results of operations for the three months ended December 31, 1997 and 1996 and the cash flows for the three months ended December 31, 1997 and 1996 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at December 31, 1997), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies, alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, The Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies who have opted out of the class cases and chain drug stores. The Company also is a defendant in parallel suits filed in state courts in Minnesota, Alabama, and Mississippi. The Federal class actions were originally filed in the United States District Court for the Southern District of New York, and have been transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement; (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint several liability of the Company is limited to the lesser of 1% of such judgement or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the Plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

  On April 4, 1996, the District Court granted the Company's motion for summary in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgement to the United States Court of Appeals for the Seventh Circuit. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgement in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

NOTE 3--EARNINGS PER SHARE

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

  Earnings per share is computed on the basis of its weighted average number of shares outstanding during the periods presented (23,856,067 and 23,672,636 for the three months ended December 31, 1997 and December 31, 1996, respectively). Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options (367,514 and 327,145 for the three months ended December 31, 1997 and December 31, 1996, respectively).

NOTE 4--PROPOSED MCKESSON CORPORATION MERGER

  On September 22, 1997, the Company and McKesson Corporation ("McKesson") signed a definitive merger agreement providing for the Company to merge with McKesson. McKesson is the largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 1.42 shares of McKesson common stock for each share of AmeriSource common stock. McKesson will issue approximately 33.8 million new shares of common stock in the merger. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco, CA. Under certain circumstances, in the event that the merger agreement is terminated, as a result of the Company entering in to a competing transaction, McKesson would be entitled to a termination fee of $65 million from the Company. Merger related costs incurred prior to consummation of the merger are being deferred and will be expensed upon consummation.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Revenues for the fiscal quarter ended December 31, 1997 increased 29% to $2.3 billion from $1.7 billion in the first quarter of fiscal 1997. The year-to-year revenue gains reflect increases across all customer groups and all geographic regions. The acquisition of Walker Drug Company, L.L.C. ("Walker Drug Company") in March 1997, contributed 11% of the 29% increase in revenues for the quarter. During the quarter ended December 31, 1997, sales to hospitals and managed care facilities increased 16%, sales to independent drug store customers increased 28%, and sales to the chain drug store customer group increased 65%, as compared with the prior year quarter. The chain growth was a result of a new service agreement with a grocery chain in the northeast which had previously self-warehoused as well as significant increases with existing national chains due to the continued growth from acquisitions by those chains. The chain growth is expected to slow in future quarters as the national chains continue to incorporate their new acquisitions into their own self-warehousing systems. Future revenues may also be impacted by the continuing consolidation of customers and price competition in the industry. During the quarter ended December 31, 1997 sales to hospitals and managed care facilities accounted for 44% of total revenues, while sales to independent drug stores accounted for 33% and sales to chain drug stores accounted for 23% of total.

  Gross profit of $105.6 million in the first fiscal quarter of 1998 increased by 23% over fiscal 1997 due to the increase in revenues. As a percentage of revenues, the gross profit in the first quarter of fiscal 1998 was 4.68% as compared to 4.93% in the prior year period. The majority of the decline in gross profit percentage was due to the above average revenue growth in the chain segment at gross margins below the Company average. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and distribution center performance.

  The Company commenced cost reduction plans in the third quarter of fiscal 1997 to consolidate three of its pharmaceutical distribution facilities into other existing facilities and to restructure its sales force. The cost reduction initiatives resulted in a $6.4 million charge to selling and administrative expense in the third fiscal quarter of 1997 and were substantially completed by December 31, 1997. Write-downs of $3.9 million of assets included buildings, warehouse and computer equipment, and other assets to be disposed of related to the facility closings. Severance charges of $1.8 million were recorded for the termination of 240 sales and warehouse employees. Approximately 180 of these employees were terminated by December 31, 1997. Additionally, $0.7 million of costs related to lease terminations were recorded.

  Operating expenses increased by $12.0 million or 21% in the first quarter of fiscal 1998 compared with the prior year period, and as a percentage of revenues, were 3.07% in fiscal 1998 and 3.27% in fiscal 1997. The increase in expenses was due to increased delivery and warehouse expense associated with the revenue increase, including the acquisition of Walker Drug Company. The decrease as a percentage of revenue in fiscal 1998 is primarily due to increased production economies as a result of the additional sales volume in new and existing facilities and benefits resulting from cost reduction initiatives discussed above.

  Operating income of $36.4 million in the quarter ended December 31, 1997 increased by 26% from the prior year period. The Company's operating margin declined slightly to 1.61% in fiscal 1998 from 1.66% in fiscal 1997. The decline is due to the decrease in gross profit percentage discussed above, offset in part by reduced operating expenses as a percentage of revenues.

  Interest expense of $12.7 million in the first quarter of fiscal 1998 represents an increase of 36% compared to the prior year period. The increase over the prior year was primarily due to increased borrowings to fund the 29% revenue increase and the purchase of Walker Drug Company in March 1997. Average borrowings during the quarter ended December 31, 1997 were $719 million as compared to average borrowings of $536 million in the prior fiscal year.

  The income tax provision for the quarter ended December 31, 1997 was computed based on an estimate of the full year effective tax rate.

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earning per share amounts for all periods have been reported, and where necessary, restated to conform to the Statement No. 128 requirements.

LIQUIDITY AND CAPITAL RESOURCES

  During the quarter ended December 31, 1997, the Company's operating activities used $193.4 million in cash due to increases in merchandise inventories of $16.3 million and accounts receivable of $27.6 million and decreases in accounts payable and accrued expenses of $172.0 million. Accounts payable decreased primarily due to the payment of extended term invoices in the quarter related to the Company's expansion of its Thorofare, NJ distribution facility. Operating cash uses during the fiscal year ended September 30, 1997 included $11.5 million in interest payments and $1.6 million in income tax payments.

  Capital expenditures for the quarter ended December 31, 1997 were $2.6 million and relate principally to investments in warehouse automation, warehouse improvements, and information technology. Similar expenditures of approximately $17 million are expected to occur later in fiscal 1998.

  Cash provided by financing activities during fiscal 1998 represents borrowings under the Company's revolving credit facility and its Receivables Program primarily to fund its working capital requirements. At December 31, 1997, borrowings under the Company's $500 million revolving credit facility were $445.5 million (at an average interest rate of 7.3%) and borrowings under the $375 million Receivables Program were $326.4 million (at an average interest rate of 6.5%). In November 1997, the Company entered into a short-term supplemental $100 million revolving credit agreement with the same terms as its Credit Agreement. This agreement expires March 31, 1998 and is intended to fund seasonal inventory purchases.

  An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposure and does not speculate in derivatives. The Company is required by its Credit Agreement to maintain interest rate cap protection on a minimum of $112.5 million through January 1999 and has interest rate cap agreements expiring in May 1999, which provide protection on $115 million of its long-term borrowings.

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

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at December 31, 1997), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

  The Company has conducted a review of its computer systems to identify and address all necessary code changes, testing, and implementation procedures necessary to make its systems year 2000 compliant. The Company believes that with modifications to existing software, and converting to new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects to be compliant by the end of fiscal 1998. Amounts expensed for year 2000 projects have not been and are not expected to be significant to the Company's results of operations.

  On September 22, 1997, the Company and McKesson Corporation ("McKesson") signed a definitive merger agreement providing for the Company to merge with McKesson. McKesson is the largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 1.42 shares of McKesson common stock for each share of AmeriSource common stock. McKesson will issue approximately 33.8 million new shares of common stock in the merger. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco, CA. Under certain circumstances, in the event that the merger agreement is terminated, as a result of the Company's entering into a competing transaction, McKesson would be entitled to a termination fee of $65 million from the Company

  Subject to regulatory approval and the approval of the shareholders of both companies, the transaction is expected to be completed in early 1998. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

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

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Amerisource Health Corporation

                                                   /s/ Kurt J. Hilzinger
                                          _____________________________________
                                               KURT J. HILZINGER SENIOR VICE
                                              PRESIDENT, AND CHIEF FINANCIAL
                                               OFFICER (PRINCIPAL FINANCIAL
                                                         OFFICER)

                                                 /s/ Michael D. DiCandilo
                                          _____________________________________
                                                 MICHAEL D. DICANDILO VICE
                                             PRESIDENT, CONTROLLER (PRINCIPAL
                                                    ACCOUNTING OFFICER)

Date: February 5, 1998