Form 10-Q
period 1998-03-31
AMERISOURCE DISTRIBUTION CORP
filed 1998-05-12
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of March 31, 1998 was: Class A--21,010,381, Class B--2,750,783, Class C--161,859.

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

 PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (Unaudited)
          Consolidated balance sheets--March 31, 1998 and September 30, 1997
          Consolidated statements of operations--Three months ended March 31, 1998 and March 31, 1997
          Consolidated statements of operations--Six months ended March 31, 1998 and March 31, 1997
          Consolidated statements of cash flows--Six months ended March 31, 1998 and March 31, 1997
          Management's Discussion and Analysis of Financial Condition and
  Item 2. Results of Operations
 PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

ITEM 1. AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                       (UNAUDITED)
                                                       MARCH  31,  SEPTEMBER 30,
                                                          1998         1997
                                                       ----------- -------------
                        ASSETS
Current Assets:
  Cash and cash equivalents........................... $   48,185   $   60,045
  Restricted cash.....................................     38,822        8,886
  Accounts receivable less allowance for doubtful
   accounts: 3/98--$30,158, 9/97--$22,562.............    462,427      533,319
  Merchandise inventories.............................    959,308    1,017,782
  Prepaid expenses and other..........................      4,180        4,622
                                                       ----------   ----------
    Total current assets..............................  1,512,922    1,624,654
Property and equipment, at cost.......................    118,386      114,979
  Less accumulated depreciation.......................     52,991       47,517
                                                       ----------   ----------
                                                           65,395       67,462
Other assets, less accumulated amortization:
 3/98--$7,439; 9/97--$6,110...........................     52,854       52,924
                                                       ----------   ----------
                                                       $1,631,171   $1,745,040
                                                       ==========   ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                       MARCH 31,   SEPTEMBER 30,
                                                         1998          1997
                                                      -----------  -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................... $  849,310    $1,036,462
  Accrued expenses and other.........................     38,589        43,798
  Accrued income taxes...............................     11,780         9,433
  Deferred income taxes..............................     42,361        40,406
                                                      ----------    ----------
    Total current liabilities........................    942,040     1,130,099
Long-Term Debt:
  Revolving credit facility..........................    321,612       280,768
  Receivables securitization financing...............    299,930       299,913
  Other debt.........................................      8,998         9,138
                                                      ----------    ----------
                                                         630,540       589,819
Other Liabilities....................................     10,578        10,811
Stockholders' Equity
  Common Stock, $.01 par value:
   Class A (Voting and convertible):
    50,000,000 shares authorized;
    issued 3/98--21,361,464 shares;
    9/97--17,540,629 shares..........................        214           175
   Class B (Non-voting and convertible):
    15,000,000 shares authorized;
    issued 3/98--5,700,783 shares;
    9/97--9,440,370 shares...........................         57            94
   Class C (Non-voting and convertible):
    2,000,000 shares authorized;
    issued 3/98--161,859 shares;
    9/97--166,495 shares.............................          2             2
  Capital in excess of par value.....................    237,195       234,188
  Retained earnings (deficit)........................   (183,235)     (213,928)
  Cost of common stock in treasury...................     (6,220)       (6,220)
                                                      ----------    ----------
                                                          48,013        14,311
                                                      ----------    ----------
                                                      $1,631,171    $1,745,040
                                                      ==========    ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             (UNAUDITED)
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                           1998       1997
                                                        ---------- ----------
Revenues............................................... $2,192,285 $1,785,469
Cost of goods sold.....................................  2,079,272  1,692,568
                                                        ---------- ----------
Gross Profit...........................................    113,013     92,901
Selling and administrative expenses....................     70,687     57,295
Depreciation...........................................      3,358      2,764
Amortization...........................................        361        255
                                                        ---------- ----------
  Operating income.....................................     38,607     32,587
Interest expense.......................................     12,030     11,060
                                                        ---------- ----------
Income before taxes and extraordinary item.............     26,577     21,527
Taxes on income........................................     10,367      8,395
                                                        ---------- ----------
Income before extraordinary item.......................     16,210     13,132
Extraordinary charge-early retirement of debt, net of
 income tax benefit....................................        --      (1,982)
                                                        ---------- ----------
  Net income........................................... $   16,210 $   11,150
                                                        ========== ==========
Earnings per share:
  Income before extraordinary item..................... $      .68 $      .55
  Extraordinary charge ................................        --        (.08)
                                                        ---------- ----------
    Net income......................................... $      .68 $      .47
                                                        ========== ==========
Earnings per share - assuming dilution:
  Income before extraordinary item..................... $      .67 $      .55
  Extraordinary charge.................................        --        (.08)
                                                        ---------- ----------
    Net income......................................... $      .67 $      .46*
                                                        ========== ==========

--------
*  Difference due to rounding


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             (UNAUDITED)
                                                          SIX MONTHS ENDED
                                                              MARCH 31,
                                                        ---------------------
                                                           1998       1997
                                                        ---------- ----------
Revenues............................................... $4,446,845 $3,532,404
Cost of goods sold.....................................  4,228,226  3,353,351
                                                        ---------- ----------
Gross Profit...........................................    218,619    179,053
Selling and administrative expenses....................    136,452    111,956
Depreciation...........................................      6,513      5,170
Amortization...........................................        643        350
                                                        ---------- ----------
  Operating income.....................................     75,011     61,577
Interest expense.......................................     24,692     20,355
                                                        ---------- ----------
Income before taxes and extraordinary item.............     50,319     41,222
Taxes on income........................................     19,626     16,273
                                                        ---------- ----------
Income before extraordinary item.......................     30,693     24,949
Extraordinary charge-early retirement of debt, net of
 income tax benefit....................................        --      (1,982)
                                                        ---------- ----------
  Net income...........................................     30,693 $   22,967
                                                        ========== ==========
Earnings per share:
  Income before extraordinary item..................... $     1.29 $     1.05
  Extraordinary charge.................................        --        (.08)
                                                        ---------- ----------
    Net income......................................... $     1.29 $      .97
                                                        ========== ==========
Earnings per share - assuming dilution:
  Income before extraordinary item..................... $     1.27 $     1.04
  Extraordinary charge.................................        --        (.08)
                                                        ---------- ----------
    Net income......................................... $     1.27 $      .96
                                                        ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                            (UNAUDITED)
                                                         SIX MONTHS ENDED
                                                             MARCH 31,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
OPERATING ACTIVITIES
 Net income.......................................... $    30,693  $    22,967
 Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation.......................................       6,513        5,170
  Amortization.......................................       1,501        1,364
  Provision for losses on accounts receivable........       8,383        2,371
  Gain on disposal of property and equipment.........        (139)        (125)
  Deferred income taxes..............................       1,995        4,813
  Loss on early retirement of debt...................         --         3,250
  Changes in operating assets and liabilities (net of
   effect of companies acquired):
   Restricted cash...................................     (29,936)         (27)
   Accounts receivable...............................      64,640      (33,935)
   Merchandise inventories...........................      58,520      (79,820)
   Prepaid expenses..................................         446         (724)
   Accounts payable, accrued expenses and income
    taxes............................................    (189,118)      (5,384)
  Miscellaneous......................................         (47)         447
                                                      -----------  -----------
    NET CASH USED IN OPERATING ACTIVITIES............     (46,549)     (79,633)
INVESTING ACTIVITIES
 Capital expenditures................................      (5,171)      (8,058)
 Proceeds from sales of property and equipment.......       1,360        1,887
 Cost of companies acquired..........................         --      (138,652)
                                                      -----------  -----------
    NET CASH USED IN INVESTING ACTIVITIES............      (3,811)    (144,823)
FINANCING ACTIVITIES
 Long-term debt borrowings...........................   1,175,687    1,304,260
 Long-term debt repayments...........................  (1,134,953)  (1,081,798)
 Deferred financing costs and other..................      (4,207)      (3,160)
 Exercise of stock options...........................       1,973          760
                                                      -----------  -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES........      38,500      220,062
                                                      -----------  -----------
Decrease in cash and cash equivalents................     (11,860)      (4,394)
Cash and cash equivalents at beginning of period.....      60,045       65,575
                                                      -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........... $    48,185  $    61,181
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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three and six months ended March 31, 1998 and 1997 and the cash flows for the six months ended March 31, 1998 and 1997 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at March 31, 1998), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

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

  Earnings per share is computed on the basis of its weighted average number of shares outstanding during the periods presented (23,894,373 and 23,689,749 for the three months ended March 31, 1998 and 1997, respectively; and 23,875,220 and 23,681,217 for the six months ended March 31, 1998 and 1997, respectively) . Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options (346,347 and 371,451 for the three months ended March 31, 1998 and 1997, respectively; and 356,929 and 349,298 for the six months ended March 31, 1998 and 1997, respectively).

NOTE 4--PROPOSED MCKESSON CORPORATION MERGER

  On September 22, 1997, the Company and McKesson Corporation ("McKesson") signed a definitive merger agreement which was subsequently approved by the stockholders of both companies on February 9, 1998. McKesson is the largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 1.42 shares of McKesson common stock for each share of AmeriSource common stock. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco, CA. Under certain circumstances, in the event that the merger agreement is terminated, McKesson would be entitled to a termination fee of $65 million from the Company. Merger related costs incurred prior to consummation of the merger ($4.2 million as of March 31, 1998) are being deferred and are included in other assets. Such costs will be expensed upon consummation of the merger or a determination that the consummation is not likely to occur.

  On March 9, 1998 the Federal Trade Commission filed a complaint in the U.S. District Court for the District of Columbia seeking a preliminary injunction to halt the merger. A court hearing is scheduled to begin on June 10, 1998 with a ruling anticipated in June or July. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Revenues for the three months ended March 31, 1998 increased 23% to $2.2 billion from $1.8 billion in the first quarter of fiscal 1997. For the six months ended March 31, 1998, revenues were $4.4 billion, an increase of 26% compared to the prior year period. The year-to-year revenue gains reflect increases across all customer groups and all geographic regions. The acquisition of Walker Drug Company, L.L.C. ("Walker Drug Company") in March 1997, contributed 7% and 9% of the increase in revenues for the three and six months ended March 31, 1998, respectively. During the six months ended March 31, 1998, sales to hospitals and managed care facilities increased 17%, sales to independent drug store customers increased 24%, and sales to the chain drug store customer group increased 53%, as compared with the prior year period. The chain growth was a result of a new service agreement with a grocery chain in the northeast which had previously self-warehoused. During the six months ended March 31, 1998, sales to hospitals and managed care facilities accounted for 45% of total revenues, while sales to independent drug stores accounted for 33% and sales to chain drug stores accounted for 22% of the total.

  Chain revenues are expected to significantly decrease in future quarters due to the termination of service contracts with two major warehousing chains that account for approximately $230 million of revenue per quarter. Approximately two-thirds of the $230 million will be lost in the Company's third fiscal quarter. The Company does not expect that operating income will be significantly affected by the loss as both chains had lower than average operating margins and the Company expects that it will be able to reduce expenses concurrently with the loss of gross profit. Future revenues may also be impacted by the continuing consolidations of customers and price competition in the industry.

  Gross profit of $113.0 million in the second quarter of fiscal 1998 increased by 22% over fiscal 1997 due to the increase in revenues. As a percentage of revenues, the gross profit in the second quarter of fiscal 1998 was 5.16% as compared to 5.20% in the prior year period. For the six months ended March 31, 1998, the gross profit percentage was 4.92% compared to 5.07% in the prior year period. The decline in gross profit percentage was due to a reduction in selling margin percentage resulting from the aforementioned above average revenue growth in the chain segment offset in part by an increase in inventory appreciation profits. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and distribution center performance.

  The Company commenced cost reduction plans in the third quarter of fiscal 1997 to consolidate three of its pharmaceutical distribution facilities into other existing facilities and to restructure its sales force. The cost reduction initiatives resulted in a $6.4 million charge to selling and administrative expense in the third fiscal quarter of 1997 and were substantially completed by March 31, 1998. The Company is in the process of developing a plan to centralize its data processing and back office administration functions and is also considering plans to close one or two of its distribution facilities. It is expected that these plans will be finalized in the third quarter of fiscal 1998 and will result in a pre-tax restructuring charge, consisting of severance, asset disposals and lease cancellation costs, of approximately $15 to $20 million.

  Operating expenses increased by $6.0 million or 18% in the second quarter of fiscal 1998 compared with the prior year period, and as a percentage of revenues, were 3.39% in fiscal 1998 and 3.38% in fiscal 1997. For the first six months of fiscal 1998, operating expenses as a percentage of revenues were 3.23% versus 3.33% in the prior year. The increase in expenses was due to increased delivery and warehouse expense associated with the revenue increase, including the acquisition of Walker Drug Company and an increase in bad debt expense. The decrease as a percentage of revenue in fiscal 1998 is primarily due to increased production economies as a result of the additional sales volume in new and existing facilities and benefits resulting from the fiscal 1997 cost reduction initiatives discussed above.

  Operating income of $38.6 million in the quarter ended March 31, 1998 increased by 18% from the prior year period. The Company's operating margin declined slightly to 1.76% in fiscal 1998 from 1.83% in fiscal 1997. For the six months ended March 31, 1998, the operating margin was 1.69% compared to 1.74% in the prior year. The decline is due to the decrease in gross profit percentage discussed above, offset in part by reduced operating expenses as a percentage of revenues.

  Interest expense of $12.0 million in the second quarter of fiscal 1998 represents an increase of 9% compared to the prior year period. The increase over the prior year was due to increased borrowings to fund the purchase of Walker Drug Company in March 1997 offset in part by reduced borrowing rates. Average borrowings during the quarter ended March 31, 1998 were $732 million as compared to average borrowings of $637 million in the prior fiscal year. For the six-month period ended March 31, 1998, average borrowings were $726 million versus $587 in the prior year period.

  The income tax provision for the three and six months ended March 31, 1998 was computed based on an estimate of the full year effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

  During the six-month period ended March 31, 1998, the Company's operating activities used $46.6 million in cash due to the decrease in accounts payable and accrued expenses of $189.1 million offset in part by decreases in merchandise inventories of $64.6 million and accounts receivable of $58.5 million. Accounts payable decreased primarily due to the payment of extended term invoices during the period related to the Company's expansion of its Thorofare, NJ distribution facility. Operating cash uses during the six months ended March 31, 1998 included $24.6 million in interest payments and $14.5 million in income tax payments.

  Capital expenditures for the six months ended March 31, 1998 were $5.2 million and relate principally to investments in warehouse automation, warehouse improvements, and information technology. Similar expenditures of approximately $10 million are expected to occur in the second half of fiscal 1998.

  Cash provided by financing activities during fiscal 1998 represents borrowings under the Company's revolving credit facility and its Receivables Program primarily to fund working capital requirements. At March 31, 1998, borrowings under the Company's $500 million revolving credit facility were $321.6 million (at an average interest rate of 7.1%) and borrowings under the $375 million Receivables Program were $299.9 million (at an average interest rate of 6.0%).

  An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposures and does not speculate in derivatives. The Company is required by its Credit Agreement to maintain interest rate cap protection on a minimum of $112.5 million through January 1999 and has interest rate cap agreements expiring in May 1999, which provide protection on $115 million of its long-term borrowings.

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

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at March 31, 1998), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

  The Company has conducted a review of its computer systems to identify and address all necessary code changes, testing, and implementation procedures necessary to make its systems Year 2000 compliant. The Company presently believes that with modifications to existing software, and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects its internal systems to be substantially compliant by the end of 1998. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the Company. In addition there can be no assurance that the systems of other companies on which the Company's business relies will be timely converted or that any such failure to convert by another company would not have a material impact on the Company's business. The Company is in the process of determining how to address its business partners' compliance issues. Amounts expensed for Year 2000 projects have not been and are not expected to be significant to the Company's results of operations.

  On September 22, 1997, the Company and McKesson Corporation ("McKesson") signed a definitive merger agreement which was subsequently approved by the stockholders of both companies on February 9, 1998. McKesson is the largest distributor of pharmaceuticals and related health care products and value-added services in the United States. Under the terms of the agreement, stockholders of AmeriSource will receive a fixed exchange ratio of 1.42 shares of McKesson common stock for each share of AmeriSource common stock. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a pooling of interests. The combined company will operate under the McKesson name and will be headquartered in San Francisco. Under certain circumstances, in the event that the merger agreement is terminated, McKesson would be entitled to a termination fee of $65 million from the Company. Merger related costs including professional fees and stay-pay bonuses incurred prior to the consummation of the merger are being deferred ($4.2 million as of March 31, 1998) and are included in other assets. Total merger costs are expected to be $18-$20 million and will be expensed upon consummation of the merger or a determination that the consummation is not likely to occur.

  On March 9, 1998 the Federal Trade Commission filed a complaint in the U.S. District Court for the District of Columbia seeking a preliminary injunction to halt the merger. A court hearing is scheduled to begin on June 10, 1998 with a ruling anticipated in June or July. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

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

Date: May 12, 1998

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  1(a) On February 9, 1998, the Company held a Special Meeting of
       Stockholders to consider and vote upon a proposal to approve an Agreement and Plan of Merger, dated as of September 22, 1997, as amended (the "Merger Agreement"), by and among AmeriSource, McKesson Corporation ("McKesson") and Patriot Acquisition Corp., a newly formed, wholly owned subsidiary of McKesson, which provides for the merger of AmeriSource with and into McKesson (the "Merger").

   (b) Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934.

   (c) The results of the stockholders vote were as follows:

       16,710,751 for; 68,488 against; and 12,821 abstain.

  2(a) The Company's 1998 Annual Meeting of Stockholders was held on March 2,
       1998.

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

   (c) Matters voted upon at the Annual Meeting were as follows:

       Election of Bruce C. Bruckmann, Michael A. Delaney, Richard C. Gozon, Lawrence C. Karlson, George H. Strong, James A. Urry, Barton
       J. Winokur and R. David Yost as directors of the Company. The results of the stockholder vote were as follows: Mr. Bruckmann-- 16,162,850 for, 0 against, 73,383 withheld, and 0 broker non-votes; Mr. Delaney--16,161,653 for, 0 against, 74,580 withheld, and 0 broker non-votes; Mr. Gozon--16,162,946 for, 0 against, 73,287 withheld, 0 broker non-votes; Mr. Karlson--16,162,996 for, 0 against, 73,237 withheld, and 0 broker non-votes; Mr. Strong-- 16,161,884 for, 0 against, 74,349 withheld, and 0 broker non-votes; Mr. Urry--16,161,623 for, 0 against, 74,610 withheld, and 0 broker non-votes; Mr. Winokur--16,162,946 for, 0 against, 73,287 withheld, and 0 broker non-votes; Mr. Yost--16,162,546 for, 0 against, 73,687 withheld, and 0 broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits: 27--Financial Data Schedule

    (b) Reports on Form 8-K: Current Report on Form 8-K filed March 10, 1998 attaching letter agreement among Amerisource Health Corporation, McKesson Corporation and Patient Acquisition Corp.