Form 10-Q
period 1998-06-30
AMERISOURCE DISTRIBUTION CORP
filed 1998-08-12
CIK 855042

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1998

                               ----------------

                        AMERISOURCE HEALTH CORPORATION
                           (A DELAWARE CORPORATION)
                (FORMERLY AMERISOURCE DISTRIBUTION CORPORATION)

      (COMMISSION   (REGISTRANT, STATE OF INCORPORATION    (IRS EMPLOYER
      FILE
      NUMBER)          ADDRESS AND TELEPHONE NUMBER)    IDENTIFICATION NO.)
      -------       ----------------------------------- -------------------
      33-27835-01       P.O. Box 959, Valley Forge,         23-2546940
                            Pennsylvania 19482
                              (610) 296-4480

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [_]

                               ----------------

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of June 30, 1998 was: Class A--21,155,756, Class B--2,750,783, Class C--137,346.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

PART I.FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Consolidated balance sheets--June 30, 1998 and September 30, 1997
         Consolidated statements of operations--Three months ended June 30, 1998 and June 30, 1997
         Consolidated statements of operations--Nine months ended June 30, 1998 and June 30, 1997
         Consolidated statements of cash flows--Nine months ended June 30, 1998 and June 30, 1997
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                         PART 1. FINANCIAL INFORMATION

ITEM 1. AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                       JUNE 30,   SEPTEMBER 30,
                                                         1998         1997
                                                      ----------- -------------
                       ASSETS
Current Assets:
  Cash and cash equivalents.......................... $   51,563   $   60,045
  Restricted cash....................................     65,012        8,886
  Accounts receivable less allowance for doubtful ac-
   counts:
   6/98--$28,988, 9/97--$22,562......................    448,969      533,319
  Merchandise inventories............................    876,111    1,017,782
  Prepaid expenses and other.........................      5,493        4,622
                                                      ----------   ----------
    Total current assets.............................  1,447,148    1,624,654
Property and equipment at cost.......................    120,348      114,979
  Less accumulated depreciation......................     56,057       47,517
                                                      ----------   ----------
                                                          64,291       67,462
Other assets, less accumulated amortization:
  6/98--$8,211; 9/97--$6,110.........................     64,537       52,924
                                                      ----------   ----------
                                                      $1,575,976   $1,745,040
                                                      ==========   ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      (UNAUDITED)
                                                       JUNE 30,    SEPTEMBER 30,
                                                         1998          1997
                                                      -----------  -------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................... $  841,696    $1,036,462
  Accrued expenses and other.........................     48,199        43,798
  Accrued income taxes...............................     19,451         9,433
  Deferred income taxes..............................     45,344        40,406
                                                      ----------    ----------
      Total current liabilities......................    954,690     1,130,099
Long-Term Debt:
  Revolving credit facility..........................    232,790       280,768
  Receivables securitization financing...............    299,939       299,913
  Other debt.........................................      8,887         9,138
                                                      ----------    ----------
                                                         541,616       589,819
Other Liabilities....................................     10,866        10,811
Stockholders' Equity:
  Common Stock, $.01 par value:
   Class A (Voting and convertible):
    50,000,000 shares authorized:
    issued 6/98--21,506,839 shares;
    9/97--17,540,629 shares..........................        215           175
   Class B (Non-voting and convertible):
    15,000,000 shares authorized:
    issued 6/98--5,700,783 shares;
    9/97--9,440,370 shares...........................         57            94
   Class C (Non-voting and convertible):
    2,000,000 shares authorized:
    issued 6/98--120,862 shares;
    9/97--166,495 shares.............................          1             2
Capital in excess of par value.......................    241,514       234,188
Retained earnings (deficit)..........................   (166,763)     (213,928)
Cost of common stock in treasury.....................     (6,220)       (6,220)
                                                      ----------    ----------
                                                          68,804        14,311
                                                      ----------    ----------
                                                      $1,575,976    $1,745,040
                                                      ==========    ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
Revenues................................................. $2,094,510 $2,064,174
Cost of goods sold.......................................  1,995,041  1,963,714
                                                          ---------- ----------
Gross Profit.............................................     99,469    100,460
Selling and administrative expenses......................     59,009     75,888
Depreciation.............................................      3,549      3,257
Amortization.............................................        343        323
                                                          ---------- ----------
  Operating income.......................................     36,568     20,992
Interest expense.........................................      9,558     10,611
                                                          ---------- ----------
Income before taxes......................................     27,010     10,381
Taxes on income..........................................     10,538      4,049
                                                          ---------- ----------
Net income............................................... $   16,472 $    6,332
                                                          ========== ==========
Earnings per share (fully diluted):
Net income per share..................................... $      .69 $      .27
                                                          ========== ==========
Net income per share--assuming dilution.................. $      .68 $      .26
                                                          ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                               JUNE 30,
                                                         ---------------------
                                                            1998       1997
                                                         ---------- ----------
Revenues................................................ $6,541,355 $5,596,578
Cost of goods sold......................................  6,223,267  5,317,065
                                                         ---------- ----------
Gross Profit............................................    318,088    279,513
Selling and administrative expenses.....................    195,461    187,844
Depreciation............................................     10,062      8,427
Amortization............................................        986        673
                                                         ---------- ----------
    Operating income....................................    111,579     82,569
Interest expense........................................     34,250     30,966
                                                         ---------- ----------
Income before taxes and extraordinary item..............     77,329     51,603
Taxes on income.........................................     30,164     20,322
                                                         ---------- ----------
Income before extraordinary item........................     47,165     31,281
Extraordinary charge-early retirement of debt, net
 income tax benefit.....................................        --      (1,982)
                                                         ---------- ----------
    Net income.......................................... $   47,165 $   29,299
                                                         ========== ==========
Earnings per share:
  Income before extraordinary item...................... $     1.97      $1.32
  Extraordinary charge..................................        --        (.08)
                                                         ---------- ----------
    Net income.......................................... $     1.97 $     1.24
                                                         ========== ==========
Earnings per share--assuming dilution...................
  Income before extraordinary item                       $     1.95 $     1.30
  Extraordinary charge..................................        --        (.08)
                                                         ---------- ----------
    Net income.......................................... $     1.95 $     1.22
                                                         ========== ==========



                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                             (UNAUDITED)
                                                          NINE MONTHS ENDED
                                                              JUNE 30,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
OPERATING ACTIVITIES
  Net income........................................... $   47,165  $   29,299
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation.......................................     10,062       8,427
    Amortization.......................................      2,273       2,125
    Provision for losses on accounts receivable........      8,505       3,252
    (Gain) loss on disposal of property and equipment..        (64)      2,929
    Deferred income taxes..............................      5,039       6,025
    Loss on early retirement of debt...................        --        3,250
    Changes in operating assets and liabilities (net of
     effect of companies acquired):
      Restricted cash..................................    (56,126)     (2,808)
      Accounts receivable..............................     79,023     (25,213)
      Merchandise inventories..........................    141,717     (49,518)
      Prepaid expenses.................................       (866)       (263)
      Accounts payable, accrued expenses and income
       taxes...........................................   (188,954)     92,053
    Miscellaneous......................................        (33)         32
    Payment of merger fees.............................     (6,526)        --
                                                        ----------  ----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES......     41,215      69,590
INVESTING ACTIVITIES
  Capital expenditures.................................     (7,855)    (12,735)
  Proceeds from sales of property and equipment........      1,429       1,967
  Cost of companies acquired...........................        --     (138,652)
                                                        ----------  ----------
        NET CASH USED IN INVESTING ACTIVITIES..........     (6,426)   (149,420)
FINANCING ACTIVITIES
  Long-term debt borrowings............................  1,386,219   1,615,923
  Long-term debt repayments............................ (1,434,420) (1,517,307)
  Deferred financing costs and other...................         52      (1,900)
  Exercise of stock options............................      4,878       1,464
                                                        ----------  ----------
        NET CASH (USED IN) PROVIDED BY FINANCING
         ACTIVITIES....................................    (43,271)     98,180
                                                        ----------  ----------
(Decrease) increase in cash and cash equivalents.......     (8,482)     18,350
Cash and cash equivalents at beginning of period.......     60,045      65,575
                                                        ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............. $   51,563  $   83,925
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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and nine months ended June 30, 1998 and 1997 and the cash flows for the nine months ended June 30, 1998 and 1997 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at June 30, 1998), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy, existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies, alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, The Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies who have opted out of the class cases and chain drug stores. The Company also is a defendant in parallel suits filed in state courts in Minnesota, Alabama, and Mississippi. The Federal class actions were originally filed in the United States District Court for the Southern District of New York, and have been transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgement Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgement Sharing Agreement; (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgement is entered into against both manufacturers and wholesalers, the total exposure for joint several liability of the Company is limited to the lesser of 1% of such judgement or $1

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the Plaintiffs in these lawsuits. The Judgement Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various courts.

  On April 4, 1996, the District Court granted the Company's motion for summary judgement in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgement to the United States Court of Appeals for the Seventh Circuit. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgement in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court which was denied. On or about October 2, 1997, a group of retail chain drug stores and individual pharmacies, which had opted-out of the class cases, filed a motion with the United States District Court for the Northern District of Illinois seeking to add the Company and the other national wholesalers as defendants in their cases against the manufacturer defendants, which are consolidated before the same judge who is presently presiding over the class case. This motion was granted and the Company and the other national wholesalers have been added as defendants in those cases as well. As a result, the Company has been served with approximately 120 additional complaints on behalf of approximately 4,000 pharmacies and chain retailers. Discovery and motion practice is presently underway in all of these opt-out cases. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  A former customer of the Company has alleged that the Company has failed to fulfill its service contract. In connection with this claim, the customer has withheld payment on $22 million of invoices. In response the Company has filed suit to collect the outstanding amount. The customer has not yet responded to the Company's claim nor has it provided any support for its allegations. The Company believes there is no merit to this claim and intends to aggressively pursue collection of the outstanding amount. Accordingly, the Company is unable at this time to estimate the impact of the claim and no provision for loss has been made.

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

  Earnings per share is computed on the basis of its weighted average number of shares outstanding during the periods presented (23,983,454 and 23,723,236 for the three months ended June 30, 1998 and 1997, respectively; and 23,911,298 and 23,695,224 for the nine months ended June 30, 1998 and 1997, respectively). Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options (296,171 and 342,497 for the three months ended June 30, 1998 and 1997, respectively; and 336,650 and 328,896 for the nine months ended June 30, 1998 and 1997, respectively).

NOTE 4--PROPOSED MCKESSON CORPORATION MERGER

  On September 22, 1997, the Company and McKesson Corporation signed a definitive merger agreement which was subsequently approved by the stockholders of both companies on February 9, 1998. In August 1998, the merger agreement was terminated after a federal judge granted the Federal Trade Commission a preliminary injunction to halt the merger on July 31, 1998. Merger related costs including professional fees and stay-put bonuses of $17.8 million incurred through June 30, 1998 have been deferred and are included in other assets. Total merger costs are expected to be $19-$20 million and will be expensed as a result of the termination of the merger agreement in the fourth quarter of fiscal 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Revenues for the three months ended June 30, 1998 were $2.2 billion, an increase of 1% over the prior year quarter. For the nine months ended June 30, 1998, revenues were $6.5 billion, an increase of 17% compared to the prior year period. During the nine months ended June 30, 1998, sales to hospitals and managed care facilities increased 13%, sales to independent drug store customers increased 17%, and sales to the chain drug store customer group increased 26%, as compared with the prior year period. The chain growth was a result of a new service agreement with a grocery chain in the northeast which had previously self-warehoused. During the nine months ended June 30, 1998 sales to hospitals and managed care facilities accounted for 48% of total revenues, while sales to independent drug stores accounted for 33% and sales to chain drug stores accounted for 19% of the total.

  Slower revenue growth in the quarter reflected the termination of service contracts with two major warehousing chains and one large mail order customer that account for approximately $300 million of revenue per quarter. Approximately 60% of the revenue was lost in the Company's third fiscal quarter with the balance being lost in the fourth fiscal quarter. The Company does not expect that future operating income will be significantly affected as the lost customers had lower than average operating margins and the Company expects that it will be able to reduce expenses concurrently with the loss of gross profit.

  Gross profit of $99.5 million in the third quarter of fiscal 1998 decreased by 1% compared to the fiscal 1997 quarter. As a percentage of revenues, the gross profit in the third quarter of fiscal 1998 was 4.75% as compared to 4.87% in the prior year period. For the nine months ended June 30, 1998, the gross profit percentage was 4.86% compared to 4.99% in the prior year period. The decline in gross profit percentage was due to a reduction in selling margin percentage offset in part by an increase in inventory appreciation profits. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and distribution center performance.

  The Company commenced cost reduction plans in the third quarter of fiscal 1997 to consolidate three of its pharmaceutical distribution facilities into other existing facilities and to restructure its sales force. The cost reduction initiatives resulted in a $6.4 million charge to selling and administrative expense in the third fiscal quarter of 1997 and were substantially completed by March 31, 1998. The Company is in the process of developing a plan to centralize its data processing and back office administration functions and is also considering plans to close one or two of its distribution facilities. These plans which were originally expected to be completed and approved in the third fiscal quarter are now expected to be finalized in the fourth quarter of fiscal 1998. The restructuring plan will result in a pre-tax charge, consisting of severance, asset disposal and lease cancellation costs, of approximately $10 to $15 million in the fourth quarter of fiscal 1998.

  Operating expenses decreased by $5.0 million or 7% in the third quarter of fiscal 1998 compared with the prior year period, and as a percentage of revenues, were 3.00% in fiscal 1998 and 3.29% in fiscal 1997. For the first nine months of fiscal 1998, operating expenses as a percentage of revenues were 3.16% versus 3.31% in the prior year. For comparison purposes, all prior year expense numbers exclude the $6.4 million charge described above as well as a $5.2 million charge for executive management changes in fiscal 1997. The decrease in expenses for the quarter was primarily due to benefits resulting from the fiscal 1997 cost reduction initiatives discussed above as well as the shift in customer mix resulting from the loss of the two large warehousing chain customers.

  Operating income of $36.6 million in the quarter ended June 30, 1998 increased by 12% from the prior year period before the $11.6 million of special charges in fiscal 1997. The Company's operating margin increased to 1.75% in fiscal 1998 from 1.58% in fiscal 1997. For the nine months ended June 30, 1998, the operating margin was 1.71% compared to 1.68% in the prior year. The increase is due to the reduction in operating expenses as a percentage of revenues.

  Interest expense of $9.6 million in the third quarter of fiscal 1998 represents a decrease of 10% compared to the prior year period. The decrease from the prior year was due to a combination of reduced borrowings and a 12.5 basis point step-down in the interest rate under the Company's revolving credit facility in May, 1998. Average borrowings during the quarter ended June 30, 1998 were $588 million as compared to average borrowings of $619 million in the prior fiscal year. For the nine-month period ended June 30, 1998, average borrowings were $680 million versus $597 in the prior year period.

  The income tax provision for the three and nine months ended June 30, 1998 was computed based on an estimate of the full year effective tax rate.

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

LIQUIDITY AND CAPITAL RESOURCES

  During the nine-month period ended June 30, 1998, the Company's operating activities generated $41.2 million in cash as decreases in merchandise inventory of $141.7 million and accounts receivable of $79.0 million offset a decrease in accounts payable and accrued expenses of $189.0 million and an increase in restricted cash of $56.1 million. Accounts payable decreased primarily due to the decrease in inventory and the payment of extended term invoices during the period related to the Company's expansion of its Thorofare, NJ distribution facility. Restricted cash increased to supplement the collateral base supporting the receivable securitization facility at June 30, 1998. Operating cash uses during the nine months ended June 30, 1998 included $35.8 million in interest payments and $12.7 million in income tax payments.

  Capital expenditures for the nine months ended June 30, 1998 were $7.9 million and relate principally to investments in warehouse automation, warehouse improvements, and information technology. Similar expenditures of approximately $3 to $5 million are expected to occur in the fourth quarter of fiscal 1998.

  Cash provided by financing activities during fiscal 1998 represents borrowing under the Company's revolving credit facility and its Receivable Program primarily to fund working capital requirements. At June 30, 1998, borrowings under the Company's $500 million revolving credit facility were $232.8 million (at an average interest rate of 6.9%) and borrowings under the $375 million Receivables Program were $299.9 million (at an average interest rate of 6.0%).

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

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at June 30, 1998), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

  A former customer has alleged that the Company has failed to fulfill its service contract. In connection with this claim the customer has withheld payment on $22 million of invoices. In response the Company has filed suit to collect the outstanding amount. The customer has not yet responded to the Company's claim nor has it provided any support for its allegations. The Company believes there is no merit to this claim and intends to aggressively pursue collection of the outstanding amount. Accordingly, the Company is unable at this time to estimate the impact of the claim and no provision for loss has been made.

  The Company has conducted a review of its computer systems to identify and address all necessary code changes, testing, and implementation procedures necessary to make its systems year 2000 compliant. The Company presently believes that with modifications to existing software, and converting to new software, the year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company expects its internal systems to be substantially compliant by the end of 1998. However, there can be no assurance that the systems of other companies on which the Company's business relies will be timely converted or that any such failure to convert by another company would not have a material impact on the Company's business. The Company is in the process of obtaining assurances from its key customers and suppliers to determine their compliance with year 2000 issues. Amounts expensed for year 2000 projects have not been and are not expected to be significant to the Company's results of operation.

  On September 22, 1997, the Company and McKesson Corporation signed a definitive merger agreement which was subsequently approved by the stockholders of both companies on February 9, 1998. In August 1998, the merger agreement was terminated after a federal judge granted the Federal Trade Commission a preliminary injunction to halt the merger on July 31, 1998. Merger related costs including professional fees and stay-put bonuses of $17.8 million incurred through June 30, 1998 have been deferred and are included in other assets. Total merger costs are expected to be $19-$20 million and will be expensed as a result of the termination of the merger agreement in the fourth quarter of fiscal 1998.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits: 27--Financial Data Schedule

  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1998

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

Date: August 13, 1998