Form 10-K405
period 1998-09-30
AMERISOURCE DISTRIBUTION CORP
filed 1998-12-23
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 ------------
                                   FORM 10-K

                                 ------------

    (MARK ONE)
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
      [X]    OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                      OR

      [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   FOR THE TRANSITION PERIOD FROM     TO

   COMMISSION        REGISTRANT, STATE OF INCORPORATION            IRS EMPLOYER
   FILE NUMBER          ADDRESS AND TELEPHONE NUMBER            IDENTIFICATION NO.
   -----------       ----------------------------------         ------------------
   33-27835-01         AmeriSource Health Corporation               23-2546940
                       (a Delaware Corporation)
                       300 Chester Field Parkway
                       Malvern, PA 19355-
                       (610) 296-4480

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Non-affiliates of AmeriSource Health Corporation, as of December 1, 1998, held 17,026,840 shares of voting stock. The registrant's voting stock is traded on the New York Stock Exchange under the trading symbol "AAS". The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the closing price of such stock on the New York Stock Exchange on December 1, 1998 and the assumption for this computation only that 399 Venture Partners, Inc. and all directors and executive officers of the registrant are affiliates) was $1,088,653,582.

The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 1, 1998 was: Class A--21,350,423; Class B-- 2,750,783; Class C--127,991.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III--Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART I

ITEM 1. BUSINESS

  AmeriSource Health Corporation, through its direct wholly-owned subsidiary AmeriSource Corporation (referred to collectively as "AmeriSource" and the "Company"), is the fourth largest full-service wholesale distributor of pharmaceutical products and related health care services in the United States. The Company serves its customers nationwide through 20 drug distribution facilities and three specialty products distribution facilities. AmeriSource is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and competitive position of its customers and suppliers. The Company benefits from a diverse customer base that includes hospitals and managed care facilities (47%), independent community pharmacies (34%), and chain drug stores, including pharmacy departments of supermarkets and mass merchandisers (19%).

  Over the past five years, AmeriSource has achieved significant growth in revenues and operating income before unusual items. The Company's operating revenues have increased from $3.7 billion in fiscal 1993 to $8.6 billion in fiscal 1998, a compound annual growth rate of 18.6%, while operating income before unusual items and amortization increased from $73.3 million in fiscal 1993 to $152.8 million in fiscal 1998, a compound annual growth rate of 15.8%. The Company's growth is primarily the result of market share gains in existing markets, geographic expansion and overall industry growth.

  AmeriSource Health Corporation was incorporated in Delaware in 1988. The address of the principal executive office of the Company is 300 Chester Field Parkway, Malvern, PA 19355. The telephone number is (610) 296-4480.

BUSINESS STRATEGY

  Over the past five years, AmeriSource has significantly expanded its national presence as a leading, innovative wholesale distributor of pharmaceutical products and related health care services. The Company believes it is well-positioned to continue its revenue growth and increase operating income through the execution of the following key elements of its business strategy:

  . Expanding into New Geographic Markets. The Company believes that there are substantial opportunities to grow by expanding into new geographic areas by opening new distribution facilities and making selective, complementary acquisitions. Since October 1993, the Company has opened seven distribution facilities. In October 1993, the Company opened a facility in Dallas, Texas, and in November 1994, the Company opened two additional facilities, one each in Portland, Oregon and Springfield, Massachusetts. In June 1995, the Company opened a facility in Sacramento, California and in October 1995, a facility in Phoenix, Arizona was opened. In December 1995, the Company opened a facility in Orlando, Florida, and in August 1998, the Company opened its newest facility in Los Angeles, California. Each of these new facilities began operations with an existing customer base in its regional marketplace. In addition, in July 1995, the Company acquired Newbro Drug Company, a regional wholesale pharmaceutical distributor based in Idaho Falls, Idaho; in February 1996, the Company acquired Gulf Distribution Inc., a regional wholesale pharmaceutical distributor based in Miami, Florida; and in March 1997, the Company acquired Walker Drug Company, a regional wholesale pharmaceutical distributor based in Birmingham, Alabama. The Company believes that as industry consolidation pressures continue, additional opportunities may arise to selectively acquire additional local and regional drug wholesale companies, thereby facilitating expansion into new geographic areas and enhancement of its competitive position in existing markets.

  . Increasing Market Share in Existing Markets. The Company believes that it is well-positioned to continue to grow in its existing markets by: (i) providing superior distribution services coupled with advanced information systems to reduce costs throughout the pharmaceutical supply channel; (ii) continuing to develop or acquire specialty value-added services and programs to improve the competitiveness of its customers and suppliers; (iii) maintaining its low cost operating structure to ensure that the Company's services are priced competitively in the marketplace; and (iv) continuing its decentralized operating structure to respond to customers' needs more quickly and efficiently and to ensure the continued
   development of local and regional management talent. These factors have allowed AmeriSource to compete effectively in the marketplace and generate above-average industry sales growth over the last five years.

  . Continuing Growth of Specialty Services. The Company works closely with both customers and suppliers to develop an extensive range of specialty services. In addition to enhancing the Company's profitability, these services increase customer loyalty and strengthen the Company's overall role in the pharmaceutical supply channel. These services include:

    --ECHO(R), the Company's proprietary software system, provides sophisticated ordering and inventory management assistance to its hospital and retail customers. In addition to facilitating the primary supply and communications between the Company and its customers, ECHO(R) enables the Company's customers to reduce their costs by ordering more efficiently, selecting from best price alternatives and maintaining formulary compliance. With approximately 6,200 systems nationwide the Company believes that its installed base of systems is one of the largest and most sophisticated in the wholesale drug industry.

    --Family Pharmacy(R) enables small chain and independent community pharmacies to compete more effectively through: (i) access to disease management and pharmaceutical care programs; (ii) enhanced access to pharmaceutical benefit programs of large health care groups, including third-party payor programs, through Amerisource Performance Network;
     (iii) value-added merchandising programs, including private label product lines; and (iv) innovative advertising, marketing and promotional campaigns. With over 2,550 Family Pharmacy(R) member-stores, Family Pharmacy(R) in effect constitutes one of the largest drugstore chains in the United States.

    --The Company's Income Rx(R) program provides an integral value-added service to its retail and hospital pharmacy customers by continually reviewing the marketplace for generic products that offer the best price, quality and availability. With the increasing importance of generic pharmaceuticals, this program represents a significant opportunity for growth and profitability. In fiscal 1998, the Company focused on its AmeriSource Select(R) automatic substitution generic compliance program and currently has over 4,500 customers in the program. AmeriSource Select(R) provides customers additional profit opportunity by channeling generic purchasing to preferred products in order to reduce product acquisition cost and decrease redundancies in other generic products stocked by the Company and its customers. Revenues attributable to AmeriSource's sale of generic and multi-source pharmaceuticals (including the Income Rx(R) program) increased to approximately $665 million in fiscal 1998.

    --American Health Packaging(R) is the Company's pharmaceutical packaging division. In fiscal 1996, the Company expanded its packaging business by opening a new state-of-the-art facility in Columbus, Ohio in order to provide customized packaging solutions to both customers and suppliers. The facility is capable of packaging pharmaceuticals into both unit of use and unit dose formats which provide higher productivity, better controls, and improved profitability throughout the pharmaceutical supply channel.

    --MedAssess(TM) is the Company's innovative patient care program designed to help pharmacies generate new patient care revenue and differentiate themselves from their competition. MedAssess(TM) offers opportunities for pharmacies to expand their role in patient care by providing specialized services to help patients better manage drug therapy and wellness. MedAssess(TM) provides pharmacists with continuing education, self-directed training, the MedAssess(TM) patient care software, and technical and practice support. MedAssess(TM) CareBuilder SM programs provide all the materials and information needed to implement and promote a variety of practical, revenue-generating patient care services.

    --The Diabetes Shoppe(TM) program develops pharmacy-based diabetes care centers to market over 600 specialized products and training for the diabetes patient. The program offers a full spectrum of marketing tools, including direct mailings to customers, doctors, signage, radio advertising and much more. Since the acquisition of The Diabetes Shoppe(TM) in September 1996, membership has grown from 215 to over 525 retail pharmacy members nationwide.

    --The Company's Health Services Plus(R) business distributes vaccines, injectables, plasma, and oncology products to alternate care sites such as clinics, physicians, and surgery centers. In addition, Health Services Plus(R) provides specialty distribution services such as warehousing, order processing, and telemarketing for pharmaceutical and medical companies requiring distribution of specialized niche products.

  . Maintain Low-Cost Operating Structure. AmeriSource believes it has the lowest operating cost structure among its four major national competitors. Over the past five years, the Company has significantly reduced operating expenses and investment in net working capital as a percentage of revenues. Specifically, the Company has reduced its selling and administrative expenses and depreciation as a percentage of operating revenues from 3.72% in fiscal 1993 to 3.13% in fiscal 1998. In addition, the Company continues to achieve productivity and operating income gains from continued investments in advanced management information systems, warehouse automation technology, and operating leverage due to increased volume per Rx distribution facility. The addition of new facilities was accomplished with minimal incremental investment in corporate overhead. As these facilities continue to expand in their regional markets, the Company believes that its growth and profitability will be further enhanced.

INDUSTRY OVERVIEW

  The Company has benefited from the significant growth of the full-service drug wholesale industry in the United States. Industry sales grew from $30 billion in 1990 to $75 billion in 1997. The factors contributing to this growth, and the sources of future growth for the industry, include (i) an aging population, (ii) the introduction of new pharmaceuticals, (iii) the increased use of outpatient drug therapies, (iv) a higher concentration of distribution through wholesalers by both manufacturers and customers, and (v) rising pharmaceutical prices.

  Aging Population. The number of individuals over age 65 in the United States grew 22% from approximately 26 million in 1980 to approximately 31 million in 1990 and is projected to increase an additional 12% to more than 35 million by the year 2000. This age group suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total health care expenditures in the United States.

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

  Cost Containment Efforts. In response to rising health care costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate health care costs, the Company believes drug therapy has had a beneficial impact on overall health care costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for less than 11% of overall health care costs, and manufacturers' emphasis on research and development is expected to continue the introduction of cost-effective drug therapies.

  Higher Concentration of Distribution Through Wholesalers. Over the past decade, manufacturers of pharmaceuticals have significantly increased the distribution of their products through wholesalers as the cost and complexity of maintaining inventories and arranging for delivery of pharmaceutical products has risen. Drug wholesalers offer their customers and suppliers more efficient distribution and inventory management. As a result, from 1980 through 1997, the percentage of pharmaceutical sales through wholesale drug distributors increased from approximately 46% to approximately 56%. Order processing, inventory management and product delivery by wholesale drug distributors allow manufacturers to allocate their resources to research and development, manufacturing and marketing their products. Customers benefit from this shift by having a single source of supply for a full line of pharmaceutical products as well as lower inventory costs, more timely and efficient delivery, and improved purchasing and inventory information. In addition, customers also benefit from the range of value-added programs developed by wholesale drug distributors that are targeted to the specific needs of these customers, which, in turn, reduce their costs and increase their operating efficiencies.

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

  At the same time that sales through the wholesale drug industry have grown, the number of pharmaceutical wholesalers in the United States has decreased from 139 at the end of 1980 to 43 as of September 1998. Industry analysts expect this consolidation trend to continue, with the industry's largest companies increasing their percentage of total industry sales.

OPERATIONS

  Decentralized Structure. The Company believes that operating economies of scale exist principally at the distribution facility level. AmeriSource currently operates 20 drug distribution facilities and three specialty products distribution facilities, organized into six regions across the United States. Unlike its more centralized competitors, the Company is structured as an organization of locally managed profit centers. Management of each distribution facility has fiscal responsibility for its facility. The distribution facility's results, including earnings and achievement of asset management goals, have a direct impact on management compensation at these facilities. The distribution facilities utilize the Company's corporate staff for marketing, financial, purchasing, legal and executive management resources and corporate coordination of asset and working capital management. In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, and contract administration functions, and also intends to centralize the purchasing function. The Company believes that the centralization of these administrative functions will result in future efficiencies without affecting the Company's decentralized operations and management.

  Sales and Marketing. The Company has an organization of over 225 sales professionals organized regionally and specialized by customer segment. Customer service representatives are located in each distribution facility in order to respond to customer needs in a timely and effective manner. In addition, a specially trained group of telemarketing representatives makes regular contact with customers regarding special promotions. The Company's corporate marketing department designs and develops the Company's array of value-added programs and works with manufacturer suppliers to develop national promotions. Tailored to specific customer classes, these programs can be further customized at the distribution facility level to adapt to local market conditions. The marketing department gathers and disseminates information to each operating unit's purchasing and sales organization in order to enhance their competitive effectiveness.

  Facilities. Each of the Company's distribution facilities carries an inventory line necessary for its local market. The efficient distribution of small orders is possible through the extensive use of computerization and modern warehouse techniques. These include computerized warehouse product location, routing and inventory replenishment systems, gravity-flow racking, mechanized order selection and efficient truck loading and routing. The Company typically delivers its products to its customers on a daily basis. It utilizes a fleet of owned and leased vans and trucks and contract carriers. Night picking operations in its distribution facilities have further reduced delivery time. Orders are generally delivered in less than 24 hours.

  The Company's 20 full-service Rx distribution facilities and three specialty products facilities as of December, 1998, are organized into six regions throughout the United States. The following table presents certain information on a fiscal year basis regarding the Company's operating units in the aggregate.

                                       FISCAL YEAR ENDED SEPTEMBER 30,
                               ------------------------------------------------
                                 1994     1995     1996     1997     1998
                               -------- -------- -------- -------- --------
                               (DOLLARS IN MILLIONS; SQUARE FEET IN THOUSANDS)
Operating revenue............. $4,182.2 $4,668.9 $5,551.7 $7,815.9 $8,575.4
Number of Rx distribution
 facilities...................       14       18       20       21       20
Average revenue/Rx
 distribution facility........ $  297.1 $  257.8 $  275.6 $  367.3 $  419.5
Total square feet (Rx
 facilities)..................  1,322.1  1,446.9  1,817.5  2,244.5  2,120.9
Average revenue/square foot
 (in whole dollars)
 (Rx facilities).............. $  3,146 $  3,207 $  3,033 $  3,437 $  3,956

  Customers and Markets. The Company has a diverse customer base that includes hospitals and managed care facilities, independent community pharmacies, and chain drug stores, including pharmacy departments of supermarkets and mass merchandisers. The Company offers a broad range of services designed to enhance the operating efficiencies and competitive position of its customers and suppliers. In addition, AmeriSource is typically the primary source of supply for its customers. The table below summarizes how the Company's customer sales mix has changed over the last five fiscal years.

                                       FISCAL YEAR ENDED SEPTEMBER 30,
                         -----------------------------------------------------------
                            1994        1995        1996        1997        1998
                         ----------- ----------- ----------- ----------- -----------
                                            (DOLLARS IN MILLIONS)
Hospitals and Managed
 Care Facilities........ $2,126  51% $2,422  52% $2,673  48% $3,706  47% $4,039  47%
Independents............  1,292  31%  1,396  30%  1,807  33%  2,579  33%  2,948  34%
Chains..................    764  18%    851  18%  1,072  19%  1,531  20%  1,588  19%
                         ------ ---- ------ ---- ------ ---- ------ ---- ------ ----
   Total operating
    revenue............. $4,182 100% $4,669 100% $5,552 100% $7,816 100% $8,575 100%
                         ====== ==== ====== ==== ====== ==== ====== ==== ====== ====

  No single customer represented more than 5% of the Company's total operating revenues during fiscal 1998, except that the federal government accounted for approximately 16%. Excluding the federal government, the Company's top ten customers represented approximately 17% of total operating revenues during fiscal 1998. A profile of each customer class follows:

  . Hospitals and Managed Care Facilities. AmeriSource is one of the nation's top three distributors in serving the hospital and managed care market. Because hospitals and managed care facilities purchase large volumes of high-priced, easily handled pharmaceuticals, the Company benefits from quick turnover of both inventory and receivables and lower-than average operating expenses. Sales to hospitals and managed care facilities have grown at a compound rate of 17.4% from fiscal 1994 through fiscal 1998.

  . Independents. Independent community pharmacy owners provide the greatest opportunity for the Company's value-added services. The Company's sales to independent customers have risen at a compound rate of 22.9% from fiscal 1994 through fiscal 1998 due to the general growth of this customer class, the Company's recent acquisition activity, and the success of the Company's customized marketing and merchandising programs, such as its Family Pharmacy(R) program.

  . Chains. This class includes chain drug stores, including pharmacy departments of supermarkets and mass merchandisers. The Company's sales to chains have risen at a compound rate of 20.1% from fiscal 1994 through fiscal 1998. This growth rate reflects the results from the Company entering into new contracts with several drug store chains as well as the growth of its existing chain customers. Sales to chain drug stores decreased to 13% of operating revenues in the last quarter of fiscal 1998 due to the termination of service contracts with two large warehousing chains.

  Suppliers. AmeriSource obtains pharmaceutical and other products from a number of manufacturers, none of which accounts for more than approximately 8% of its net sales in fiscal 1998. The five largest suppliers in fiscal 1998 accounted for approximately 29% of net sales. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The Company has agreements with many of its suppliers which generally require the Company to maintain an adequate quantity of a supplier's products in inventory. The majority of contracts with suppliers are terminable upon 30 days notice by either party. The loss of certain suppliers could adversely affect the Company's business if alternate sources of supply were unavailable. The Company believes that its relationships with its suppliers are good.

  Management Information Systems. The Company has continually invested in advanced management information systems and automated warehouse technology. The Company's management information systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. The Company's customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing the basis for a number of the value-added services the Company provides to its customers, including marketing data, inventory replenishment, single-source billing, computer price updates and price labels. In order to eliminate redundant processes and related expenses, the Company began to centralize its management information systems from six regional data processing facilities to one corporate facility in July 1998. The centralization effort is proceeding on a distribution facility-by-facility basis with completion expected by the end of 1999. AmeriSource believes that its management information systems are capable of serving its needs for the foreseeable future.

COMPETITION

  The Company engages in the wholesale distribution of pharmaceuticals, health and beauty aids and other products in a highly competitive environment. The Company competes with numerous national and regional distributors, some of which are larger and have greater financial resources than the Company. The Company's national competitors include McKesson Corporation, Bergen Brunswig Corporation, Cardinal Health, Inc., and Bindley Western Industries, Inc. In addition, the Company competes with regional and local distributors, direct-selling manufacturers, warehousing chain drug stores, and other specialty distributors. Competitive factors include value-added service programs, breadth of product line, price, service and delivery, credit terms, and customer support. There can be no assurance that the Company will not encounter increased competition in the future that could adversely affect the Company's business. The drug wholesale industry continues to undergo significant consolidation, with the number of wholesalers in the continental United States declining from 139 at the end of 1980 to approximately 43 as of September 1998.

EMPLOYEES

  As of September 30, 1998, the Company employed approximately 3,200 persons, of which approximately 3,000 were full-time employees. Approximately 11% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

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

  The Company is aware that at its former Charleston, South Carolina distribution center there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site by third parties over thirty years ago. The Company's environmental consulting firm conducted a soil survey and a groundwater study during fiscal 1994 and 1995. The results of the studies indicate that there is lead on-site at levels requiring further investigation and potential remediation. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company is working with the appropriate state and federal regulatory agencies regarding further tests and potential site remediation. That negotiation, investigation and remediation could take several years and the actual costs may differ from the liability that has been recorded. The accrued liability ($3.8 million at September 30, 1998), which is reflected in other long-term liabilities on the Company's consolidated balance sheet, is based on the present estimate of the extent of contamination, choice of remedy, and enacted laws and regulations, including remedial standards; however, changes in any of these could affect the estimated liability. The Company is investigating the possibility of asserting claims against responsible third parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously pursue its rights and remedies.

ACQUISITIONS

  On September 22, 1997 the Company and McKesson Corporation signed a definitive merger agreement which was subsequently approved by both companies' shareholders on February 9, 1998. On March 9, 1998, the Federal Trade Commission (FTC) filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the proposed merger. On July 31, 1998, the District Court granted the FTC's request for an injunction to halt the proposed merger. On August 7, 1998, the Company and McKesson jointly terminated the merger agreement.

ITEM 2. PROPERTIES

  As of September 1998, the Company conducted its business from office and operating unit facilities at 41 locations throughout the United States. In the aggregate, the Company's operating units occupy approximately 2.4 million square feet of office and warehouse space, of which approximately 872,000 square feet is owned and the balance is leased under lease agreements with expiration dates ranging from 1998 to 2012. The Company's 20 drug distribution facilities range in size from approximately 20,000 square feet to 218,200 square feet. Leased facilities are located in the following states: Alabama, Arizona, California, Delaware, Florida, Idaho, Kentucky, Massachusetts, Minnesota, New Jersey, North Carolina, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Virginia and West Virginia. Owned facilities are located in the following states: Alabama, Indiana, Kentucky, Maryland, Missouri, Ohio, Tennessee and Virginia. The Company utilizes a fleet of owned and leased vans and trucks, as well as contract carriers to deliver its products. The Company believes that its properties are adequate to serve the Company's current and anticipated needs without making capital expenditures materially higher than historical levels.

ITEM 3. LEGAL PROCEEDINGS

  A former customer of the Company has alleged that the Company failed to fulfill its obligations under the service contract between the Company and the former customer. In connection with this claim, the former customer withheld payment on $22 million of invoices. In response, the Company filed suit to collect the outstanding amount. The former customer has countersued the Company for an unspecified amount. The Company believes there is no merit to this counterclaim and intends to aggressively pursue collection of the outstanding amount. Because the Company is unable at this time to determine the outcome of this matter, no provision for loss has been made.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies and alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drug stores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and

Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to retail pharmacies for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that allegedly are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the Plaintiffs in these lawsuits. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

  On April 4, 1996, the District Court granted the Company's motion for summary judgment in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgment to the United States Court of Appeals for the Seventh Circuit. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgment in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court; the petition was denied. Trial in the class case commenced in the United States District Court for the Northern District of Illinois on September 23, 1998. After a ten-week trial, the Court granted all of the defendants' motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other wholesale distributors and the pharmaceutical manufacturers.

  On or about October 2, 1997, a group of retail chain drug stores and individual pharmacies, both of which had opted out of the class cases, filed a motion with the United States District Court for the Northern District of Illinois seeking to add the Company and the other wholesale distributors as defendants in their cases against the manufacturer defendants, which cases are consolidated before the same judge who is presently presiding over the class cases. This motion was granted and the Company and the other wholesale distributors have been added as defendants in those cases as well. As a result, the Company has been served with approximately 120 additional complaints on behalf of approximately 4,000 pharmacies and chain retailers. Discovery and motion practice is presently underway in all of these opt-out cases. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  AmeriSource has been named as a defendant in two lawsuits based upon alleged injuries attributable to a category of products typically referred to as fen-phen. AmeriSource did not manufacture these products; however, prior to an FDA recall, AmeriSource did distribute these products from several of its vendors. The Company believes that it is entitled to full indemnification by its vendors with respect to these lawsuits and any other lawsuits involving these products in which AmeriSource may be named in the future. The Company believes that its insurance coverage and indemnification rights are adequate to cover any losses, if they should occur.

  The Company is a party to various lawsuits arising in the ordinary course of business; however, the Company does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on its business or financial condition. (See Note 10 to the consolidated financial statements.)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting of the Company's stockholders was held on February 9, 1998, to consider and vote upon a proposal to approve the Agreement and Plan of Merger dated September 22, 1997, as amended, by and among

McKesson Corporation, Patriot Acquisition Corp., a newly formed, wholly-owned subsidiary of McKesson Corporation, and the Company. The proposal was approved by the following vote of the Company's stockholders:

             VOTES FOR               VOTES AGAINST                         VOTES WITHHELD
             ---------               -------------                         --------------
             16,710,751                 68,488                                 12,821

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The following is a list of the Company's executive officers, their ages and their positions, as of December 1, 1998. Each executive officer serves at the pleasure of the Company's Board of Directors.

                        CURRENT POSITION WITH
                           THE COMPANY AND      OTHER POSITION HELD IN THE LAST
       NAME        AGE    PERIOD OF SERVICE                FIVE YEARS
       ----        --- ----------------------  ---------------------------------
 R. David Yost...   51 President and Chief     Executive Vice President--
                        Executive Officer       Operations (1995-1997);
                        (1997-Present)          Group President--Central Region
 David M.                                       (1989-1995)
  Flowers........   51 Executive Vice          Group President--Eastern Region
                        President--             (1989-1995)
                        Sales and Marketing
 Kurt J.                (1995-Present)
  Hilzinger......   38 Senior Vice President   Vice President, Chief Financial
                        and Chief Financial     Officer and Treasurer (1995-
                        Officer (1997-          1997); Vice President, Finance
                        Present)                and Treasurer
                                                (1993-1995); Vice President,
                                                Financial Planning (1991-1993).

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Since May 27, 1996, the Company's Class A Common Stock has been traded on the New York Stock Exchange under the trading symbol "AAS." Prior to May 27, 1996, the Company's Class A Common Stock was traded over-the-counter in the National Market System of the National Association of Securities Dealers, Inc. (Nasdaq symbol ASHC). As of December 1, 1998, there were 263 record holders of the Company's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Class A Common Stock for the periods indicated.

                          PRICE RANGE OF COMMON STOCK

                                                              HIGH      LOW
                                                              ----      ----
YEAR ENDED 9/30/97
  First Quarter.............................................. $48 1/4   $37 7/8
  Second Quarter.............................................  53        43 1/2
  Third Quarter..............................................  50 3/4    41 1/2
  Fourth Quarter.............................................  60 1/4    46 3/8
YEAR ENDED 9/30/98
  First Quarter..............................................  65 5/8    53 5/8
  Second Quarter.............................................  63 3/8    53 3/4
  Third Quarter..............................................  65 11/16  51
  Fourth Quarter.............................................  76 3/4    45 7/16

  There is no established public trading market for the Company's Class B Common Stock. As of December 1, 1998, there were 3 record holders of the Company's Class B Common Stock.

  The Company's Class C Common Stock was held by 5 holders of record as of December 1, 1998. The Class C Common Stock trades on a limited basis in the over-the-counter market, and information concerning the historical trading prices for the Class C Common Stock is not published by nationally-recognized independent sources.

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

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                          --------------------------------------------------------------------
                           1998(A)    1997(B)      1996        1995      1994(C)       1993
                          ---------- ---------- ----------  ----------  ----------  ----------
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Operating revenue         $8,575,443 $7,815,942 $5,551,671  $4,668,948  $4,182,193  $3,658,871
Bulk deliveries to
 customer warehouses          93,361    124,956    111,046     107,342     119,639      60,154
                          ---------- ---------- ----------  ----------  ----------  ----------
Total revenues (d)......   8,668,804  7,940,898  5,662,717   4,776,290   4,301,832   3,719,025
Gross profit............     421,345    387,476    302,433     266,355     235,191     209,438
Operating expenses,
 excluding amortization.     295,265    266,804    204,244     168,343     149,137     136,147
Operating income (loss).     124,944    119,613     97,889      97,835    (101,992)     65,601
Income (loss) before
 extraordinary items and
 in 1994 the cumulative
 effect of accounting
 changes................      50,519     47,449     42,650      28,218    (172,417)     (7,474)
Net income (loss) ......      50,519     45,467     35,408      10,181    (207,671)    (18,618)
Earnings (loss) per
 share--assuming
 dilution (e):
 Income (loss) before
  extraordinary items
  and in 1994 the
  cumulative effect of
  accounting changes....        2.08       1.97       1.86        1.54     (11.69)       (.51)
 Net income (loss) .....        2.08       1.89       1.55         .56     (14.08)      (1.26)
Weighted average common
 shares outstanding--
 assuming dilution
  (e)(f)................      24,275     24,060     22,896      18,319      14,750      14,750
Balance Sheet:
 Cash and cash equiva-
  lents and restricted
  cash..................  $   85,505 $   68,931 $   71,201  $   46,809  $   25,311  $   27,136
 Accounts receivable--
  net...................     458,238    533,319    390,331     318,652     272,281     251,999
 Merchandise invento-
  ries..................     870,223  1,017,782    650,296     404,522     351,676     346,371
 Property and equip-
  ment--net.............      60,789     67,462     51,666      45,244      41,182      36,106
 Total assets...........  $1,552,282 $1,745,040 $1,187,960  $  838,673  $  711,644  $  867,944
 Accounts payable.......     873,181 $1,036,462 $  714,984  $  462,804  $  449,991  $  379,826
 Long-term debt.........     453,761    589,819    433,693     435,764     487,575     549,220
 Stockholders' equity...      75,309     14,311    (36,808)   (135,724)   (300,726)    (93,040)
 Total liabilities and
  stockholders' equity..  $1,552,282 $1,745,040 $1,187,960  $  838,673  $  711,644  $  867,944

(a)Includes the effect of $18.4 million merger costs and $8.3 million of costs related to facility consolidations and employee severance.
(b)Includes the effect of $11.6 million of costs related to facility consolidations and employee severance.
(c) Includes the effect of: the $179.8 million write-off of goodwill, the cumulative effect of accounting changes for income taxes of $33.4 million and postretirement benefits other than pensions of $1.2 million.
(d) Fiscal years 1993 through 1997 have been restated to include bulk deliveries to self-warehousing customers. Previously only the gross margin from these sales had been included in revenues.
(e) Fiscal year 1993 through 1997 have been restated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per share."
(f) Share and per share amounts prior to April 1995 have been adjusted for the 2.95-for-1 stock split effected in conjunction with the Company's initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        AMERISOURCE HEALTH CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements contained herein.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1997

  Operating revenues for the fiscal year ended September 30, 1998 increased 10% to $8.6 billion from $7.8 billion in fiscal 1997. During the fiscal year ended September 30, 1998, sales to hospitals and managed care facilities increased 9%, sales to independent drug store customers increased 14%, and sales to the chain drug store customer group increased 4%, as compared with the prior year. During the fiscal year ended September 30, 1998 sales to hospitals and managed care facilities accounted for 47% of total operating revenues, while sales to independent drug stores accounted for 34% and sales to chain drug stores accounted for 19% of the total.

  The majority of the operating revenue growth in fiscal 1998 was due to the growth of relationships with existing customers. Approximately one-fourth of the increase relates to the impact of the Walker Drug Company, L.L.C. ("Walker Drug Company") acquisition in March 1997. The rate of growth was less than in the prior year due to the termination of service contracts with two major warehousing chains and one large mail order customer during the third fiscal quarter that collectively accounted for approximately $300 million of revenue per quarter. Sales to chain drug stores decreased to 13% of operating revenues in the fourth quarter of fiscal 1998 as a result of the service contract terminations. The Company does not expect that future operating income will be significantly affected as the lost customers generated lower than average operating margins and the Company expects that it will be able to reduce expenses in line with the loss of gross profit. Future operating revenues may also be impacted by continued consolidations of customers and price competition in the industry.

  Along with other companies in its industry, the Company has begun reporting as revenue bulk shipments to customer warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. All periods presented have been restated to reflect these bulk shipments as revenue. Previously, only the service fees from these bulk shipments were included in revenue. Due to the insignificant service fees generated from these bulk shipments, fluctuations in volume have no significant impact on operating margins.

  Gross profit of $421.3 million in fiscal 1998 increased by 9% compared to fiscal 1997. As a percentage of operating revenues, the gross profit in fiscal 1998 was 4.91% as compared to 4.96% in the prior fiscal year. The decline in gross profit percentage was due to a reduction in selling margin percentage due to strong competition in the industry as well as continued customer consolidation offset in part by an increase in inventory appreciation profits. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and distribution center performance.

  On September 22, 1997, the Company and McKesson Corporation signed a definitive merger agreement which was subsequently approved by both companies' shareholders on February 9, 1998. On July 31, 1998 the United States District Court for the District of Columbia granted the Federal Trade Commission's request for an injunction to halt the proposed merger. On August 7, 1998, the Company and McKesson jointly terminated the merger agreement. Merger related costs consisting of professional fees and stay-put bonuses totaling $18.4 million were expensed in the fourth quarter of fiscal 1998 as a result of the termination of the merger agreement.

  In the fourth quarter of fiscal 1998 the Company began to centralize its data processing, accounting, contract administration, and purchasing functions, reorganize its pharmaceutical distribution facilities into six regions, and consolidate one pharmaceutical distribution facility into another facility. These initiatives are expected to be completed by the end of 1999 and when completed are expected to provide annual cost savings of $5 to $6 million. A charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to this effort, and included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million primarily consisting of owned and leased data processing assets to be abandoned after the consolidation dates of the affected data processing centers.

  In the third quarter of fiscal 1997, the Company commenced cost reduction plans to consolidate three of its pharmaceutical distribution facilities into other existing facilities and to restructure its sales force. These cost reduction initiatives resulted in a $6.4 million charge in the third fiscal quarter of 1997. In addition the Company incurred charges of $5.2 million related to the retirement of its former President and CEO as well as other executive terminations. The $6.4 million charge included $1.8 million for the severance of approximately 240 warehouse and sales personnel and $4.6 million of asset write-downs and lease cancellation costs primarily for buildings, warehouse and computer equipment and other assets to be disposed of related to the facility consolidations. The fiscal 1997 cost reduction initiatives were completed in early fiscal 1998.

  Selling and administrative expenses and depreciation increased by $13.3 million or 5% in fiscal 1998 compared with the prior fiscal year, and as a percentage of operating revenues, were 3.13% in fiscal 1998 and 3.27% in fiscal 1997. The increase in selling and administrative expenses and depreciation for the year is primarily due to the impact of a full year of expenses from the February 1997 acquisition of Walker Drug Company. The decrease in the expense to operating revenue ratio for the year was primarily due to benefits resulting from the fiscal 1997 cost reduction initiatives discussed above as well as the shift in customer mix resulting from the termination of service contracts with the two large warehousing chain customers.

  Operating income of $124.9 million for the year ended September 30, 1998 increased by 4% from the prior year. The Company's operating margin decreased to 1.46% in fiscal 1998 from 1.53% in fiscal 1997. This decrease in operating margin is due to the $18.4 million of merger costs described above. In addition, both years have been impacted by the charges related to facility consolidations and employee severance discussed above.

  Interest expense of $42.1 million in fiscal 1998 represents an increase of 1% compared to the prior year as average borrowings for the year increased by 6% offset in part by a 50 basis point step-down in the interest rate under the Company's revolving credit facility during fiscal 1998 as a result of attaining certain financial ratios under the facility. Average borrowings during the year ended September 30, 1998 were $639 million as compared to average borrowings of $602 million in the prior fiscal year.

  Income tax expense of $32.3 million in fiscal 1998 was based on an effective tax rate of 39.0% versus 39.2% in the prior year. The decrease in the rate was due to a reduction in the effective state and local income tax rate.

  Income before extraordinary items increased to $50.5 million in fiscal 1998 from $47.4 million in fiscal 1997. Income before extraordinary items per share-assuming dilution was $2.08 in fiscal 1998, a 6% increase over fiscal 1997. The effect of the merger costs and charges related to facility closings and employee severance are included in these amounts.

  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Earnings per share-assuming dilution is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented prior to fiscal 1998 have been restated to conform to the SFAS No. 128 requirements.

YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996

  Operating revenues for the fiscal year ended September 30, 1997 increased 41% to $7.8 billion from $5.6 billion in fiscal 1996. The year-to-year operating revenue gains reflect increases across all customer groups and all geographic regions. The acquisitions of Walker Drug Company in March 1997, and Gulf Distribution, Inc. in February 1996, contributed 9% of the 41% increase in revenues for the fiscal year. During the fiscal year ended September 30, 1997, sales to hospitals and managed care facilities increased 39%, sales to independent drug store customers increased 43%, and sales to the chain drug store customer group increased 43%, as compared with the prior year. Approximately 28% of the hospital and managed care revenue increase was due to the addition of one large mail order pharmacy customer. During the fiscal year ended September 30, 1997, sales to hospitals and managed care facilities accounted for 47% of total revenues, while sales to independent drug stores accounted for 33% and sales to chain drug stores accounted for 20% of the total.

  Gross profit of $387.5 million in fiscal 1997 increased by 28% over fiscal 1996 due to the increase in operating revenues. As a percentage of operating revenues, the gross profit in fiscal 1997 was 4.96% as compared to 5.45% in the prior fiscal year. The majority of the decline in gross profit percentage was due to a reduction in selling margin percentage resulting from continuing price competition throughout the industry and the higher-than average growth of the Company's largest customers. Approximately 30% of the decline in gross profit percentage from the prior fiscal year was due to the addition of a large ($290 million in annualized revenues) mail order pharmacy customer at a gross profit percentage significantly lower than normal percentages and a performance shortfall in one of the Company's distribution centers. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and distribution center performance.

  Selling and administrative expenses and depreciation, increased by $51.0 million or 25% in fiscal 1997 compared with the prior fiscal year, and as a percentage of operating revenues, were 3.27% in fiscal 1997 and 3.68% in fiscal 1996. The increase in expenses was due to increased delivery and warehouse expense associated with the significant revenue increase. The decrease as a percentage of revenue in fiscal 1997 is primarily due to improved economies of scale at the Company's established and newer locations and the low service cost associated with the large mail order customer which has offset higher-than anticipated integration costs of the Company's Orlando, Florida facility.

  Operating income of $119.6 million in fiscal 1997 increased by 22% from the prior year. Included in operating income is the effect of the $11.6 million of facility consolidations and employee severance in fiscal 1997 and a $10.9 million cumulative non-cash charge to costs of goods sold in fiscal 1996. The Company's operating margin declined to 1.53% in fiscal 1997 from 1.76% in fiscal 1996. The decline is due to the decrease in gross profit percentage discussed above, offset in part by reduced selling and administrative expenses as a percentage of operating revenues.

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

  Income before extraordinary items increased to $47.4 million in fiscal 1997 from $42.7 million in fiscal 1996 and income before extraordinary items per share-assuming dilution was $1.97, a 6% increase over fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

  During the year ended September 30, 1998, the Company's operating activities generated $125.8 million in cash primarily due to a decrease in accounts receivable of $70.4 million. The reduction in accounts receivable was due to a combination of a 2 day reduction in days sales outstanding due to improved collection efforts and term negotiations as well as the impact of the loss of the three major customers discussed above. As a result of the reduction in accounts receivable, the collateral base for the receivables securitization facility as of September 30, 1998 was less than the $299.9 million of fixed certificates outstanding. Therefore, cash was deposited in the master trust to supplement the collateral base, which resulted in the increase in restricted cash at September 30, 1998. The provision for deferred income taxes increased operating cash flow by $19.2 million primarily due to an increase in deferred tax liabilities related to inventory. A decrease in merchandise inventory of $147.6 million was offset by a related decrease of $161.8 million in accounts payable and accrued expenses. These decreases were also impacted by the termination of service contracts of the three large customers as well as the reversal of the prior year end build-up of inventory related to the Company's expansion of its Thorofare, New Jersey distribution facility. Operating cash uses during the year ended September 30, 1998 included $44.4 million in interest payments and $16.0 million in income tax payments. In addition, in fiscal 1998, the Company paid a total of $5.5 million of severance and $0.6 million of lease cancellation costs and other related to its fiscal 1998 and 1997 cost reduction plans discussed above. Severance accruals of $4.3 million and remaining lease obligations of $3.0 million at September 30, 1998 are included in accrued expenses and other.

  In fiscal 1997, the Company's operating activities used $9.3 million of cash as increases in merchandise inventories of $271.8 million and accounts receivable of $76.2 million were offset in part by the $274.9 million increase in accounts payable and accrued expenses. These increases were caused by the working capital requirements of the Company's significant revenue growth during fiscal 1997, as well as the year end temporary build-up of inventory and accounts payable related to the Company's expansion of its Thorofare, New Jersey facility.

  Capital expenditures for the year ended September 30, 1998 were $10.4 million and relate principally to investments in warehouse improvements, information technology and warehouse automation. These expenditures decreased from prior years due to delays in starting certain projects due to the proposed McKesson merger. Expenditures for similar purposes of approximately $18 to $20 million are expected in fiscal 1999.

  Cash used by financing activities during fiscal 1998 represents net repayments of the Company's revolving credit facility from cash generated by operations. In fiscal 1997, net borrowings of $148.7 million primarily funded the acquisition of Walker Drug Company in March 1997. At September 30, 1998, borrowings under the Company's $500 million revolving credit facility were $145.0 million (at an average interest rate of 6.9%) and borrowings under the $375 million receivable securitization financings were $299.9 million (at an average interest rate of 5.9%). The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. The receivable securitization facility represents a financing vehicle utilized by the Company because of the availability of attractive interest rates relative to traditional financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No. 125. The details of the receivable securitization financing program are summarized in
Note 4 to the consolidated financial statements. In December 1998, the Company entered into a short-term supplemental $100 million revolving credit agreement with substantially the same terms as the Credit Agreement. This agreement expires March 31, 1999 and is intended to fund seasonal inventory purchases if necessary.

  The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposures and does not speculate in derivatives. The Company is required by its Credit Agreement to maintain interest rate cap protection on a minimum of $112.5 million through January 1999 and has interest rate cap agreements expiring in May 1999, which provide protection on $115 million of its long-term borrowings. For every $100 million of unhedged variable rate debt a 75 basis point increase in interest rates would increase the Company's annual interest rate expense by approximately $0.75 million.

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

  A former customer of the Company has alleged that the Company failed to fulfill its obligations under the service contract between the Company and the former customer. In connection with this claim, the former customer withheld payment on $22 million of invoices. In response, the Company filed suit to collect the outstanding amount. The former customer has countersued the Company for an unspecified amount. The Company believes that there is no merit to this counterclaim and intends to aggressively pursue collection of the outstanding amount. Because the Company is unable at this time to determine the outcome of this matter, no provision for loss has been made in the financial statements.

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal, remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at September 30, 1998), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation; however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

  The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business practices.

  The Company began addressing the Year 2000 Issue in 1995 on a decentralized basis at each of its regional data processing centers. In 1997, the Company began monitoring progress on a corporate level and a formal Year 2000 committee, reporting to senior management, was established in early 1998 to coordinate and monitor the Year 2000 Issue on an enterprise-wide basis. Based on assessments made since 1995, the Company determined that modifications to or in limited cases replacement of computer software and hardware was necessary to enable those systems to operate properly after December 31, 1999. The Company presently believes that with modifications to and replacement of existing software and hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue can have a material impact on the operations of the Company.

  In the fourth quarter of fiscal 1998, the Company announced plans to consolidate its data processing from its regional facilities to one corporate facility by the end of 1999. However, the Company's plan to resolve the

Year 2000 Issue described below is not dependent on the timely completion of the Company's consolidation efforts.

  The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment indicated that most of the Company's significant information technology systems could be affected, particularly the Company's warehouse and distribution operating and accounting systems. The assessment also indicated that software and hardware (embedded chips) used in warehouse automation, scanning, and ordering as well as other equipment used in the distribution process (operating equipment) are also at risk. Because the Company is a distributor of pharmaceuticals, the Company's products are not at risk.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT, INCLUDING TIMETABLE FOR COMPLETION OF EACH REMAINING PHASE

  The following estimates of completion percentages and dates are based on the Company's best estimates. However, there can be no guarantee that these dates can be achieved and actual results may differ. For its information technology exposures, to date the Company is approximately 95% complete on the remediation phase and expects to be completed with its software reprogramming and replacement no later than March 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed 90% of its testing and has implemented 85% of its remediated systems. Completion of the testing phase for all significant operating systems is expected by March 31, 1999, with all remediated systems fully tested and implemented by June 30, 1999.

  The remediation of operating equipment with embedded chips or software is approximately 95% complete and is expected to be completed by March 31, 1999. Testing of the affected equipment is approximately 90% complete and implementation of affected equipment is 85% complete. Testing is expected to be complete by March 31, 1999, and implementation by June 30, 1999.

NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000

  Many of the Company's customers order products from the Company using ECHO(R), the Company's proprietary software system. ECHO(R) was developed in-house and has been Year 2000 compliant from its inception. The Company also issues the majority of its purchase orders to vendors through the use of Electronic Data Interchange ("EDI"). The Company is approximately 50% complete with its remediation efforts relating to EDI software and expects to be complete by March 31, 1999. Testing and implementation of this software is expected to be completed by June 30, 1999.

  The Company is planning to survey its significant customers and vendors as to their Year 2000 compliance in February and March, 1999. Based on the nature of their responses, the Company will develop contingency plans as appropriate. However, the Company has no means of assuring that external customers and vendors will be Year 2000 compliant. The inability of these third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

COSTS

  The Company has utilized and will continue to utilize both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. Many of the program fixes were completed in conjunction with other projects and had little incremental cost. The Company estimates that incremental costs relating to Year 2000 projects to date approximate $2 million. These costs have been expensed as incurred. The Company expects to spend less than $1 million on Year 2000 projects in fiscal 1999. Year 2000 costs are difficult to estimate accurately and the projected cost could change due to unanticipated technical difficulties, project delays, and third party non-compliance, among other things.

RISKS

  Management of the Company believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company or its trading partners not properly complete their Year 2000 plans and become Year 2000 compliant. Such costs and any failure of compliance efforts could have a material adverse effect on the Company. The Company believes that the most likely risks of serious Year 2000 business disruption are external in nature, including continuity of utility, telecommunication and transportation services, and the potential failure of the Company's customers due to their own non-compliance or the non-compliance of their business partners. In the event the Company does not properly complete its Year 2000 efforts or is affected by the disruption of outside services, the Company could be unable to take orders, distribute goods, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 could have a material adverse effect on the Company. The Company could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

CONTINGENCY PLANS

  The Company is currently in process of developing contingency plans to address the above Year 2000 risks as necessary. The Company plans to evaluate the status of completion of its Year 2000 efforts by March 31, 1999 and to determine what contingency plans are necessary at that time. In the normal course of business, the Company has contingency plans for disruption of business events and intends to augment those plans with specific Year 2000 considerations.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

  In fiscal 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major component and as a single total, the change in its net assets during the period from nonowner sources and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. In fiscal 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and expands disclosures on changes in benefit obligations and fair values of plan assets. These statements are effective for fiscal years beginning after December 15, 1997. Also, in fiscal 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

FORWARD LOOKING STATEMENTS

  Certain information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as such term is defined in Section 27A of the Securities Act and
Section 21E of the Exchange Act. Certain factors such as changes in interest rates, competitive pressures, customer and product mix, inventory investment buying opportunities, regulatory changes, the Year 2000 Issue, and capital markets could cause actual results to differ materially from those in forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See discussion in Item 7.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of AmeriSource Health Corporation

  We have audited the accompanying consolidated balance sheets of AmeriSource Health Corporation and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriSource Health Corporation and subsidiaries at September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Philadelphia, Pennsylvania
November 3, 1998, except for Note 13, as to which the date is December 8, 1998

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
Current assets:
  Cash and cash equivalents ............................. $   48,461 $   60,045
  Restricted cash........................................     37,044      8,886
  Accounts receivable, less allowance for doubtful
   accounts: 1998--$26,447
   1997--$22,562.........................................    458,238    533,319
  Merchandise inventories................................    870,223  1,017,782
  Prepaid expenses and other.............................      4,356      4,622
                                                          ---------- ----------
    Total current assets.................................  1,418,322  1,624,654
Property and equipment, at cost:
  Land...................................................      3,907      4,459
  Buildings and improvements.............................     33,339     33,540
  Machinery, equipment and other.........................     81,267     76,980
                                                          ---------- ----------
                                                             118,513    114,979
  Less accumulated depreciation..........................     57,724     47,517
                                                          ---------- ----------
                                                              60,789     67,462
Other assets, less accumulated amortization: 1998--
 $8,847, 1997--$6,110....................................     73,171     52,924
                                                          ---------- ----------
                                                          $1,552,282 $1,745,040
                                                          ========== ==========

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            SEPTEMBER 30,
                                                        ----------------------
                                                           1998        1997
                                                        ----------  ----------
Current liabilities:
  Accounts payable..................................... $  873,181  $1,036,462
  Accrued expenses and other...........................     48,532      43,798
  Accrued income taxes.................................         78       9,433
  Deferred income taxes................................     93,385      40,406
                                                        ----------  ----------
    Total current liabilities..........................  1,015,176   1,130,099
Long-term debt:
  Revolving credit facility............................    145,000     280,768
  Receivables securitization financing.................    299,948     299,913
  Other debt...........................................      8,813       9,138
                                                        ----------  ----------
                                                           453,761     589,819
Other liabilities......................................      8,036      10,811
Stockholders' equity:
  Common stock, $.01 par value:
   Class A (voting and convertible):
    50,000,000 shares authorized; issued 9/98--
     21,592,010 shares;
     9/97--17,540,629 shares...........................        216         175
   Class B (nonvoting and convertible):
    15,000,000 shares authorized; issued 9/98--
     5,700,783 shares;
     9/97--9,440,370 shares............................         57          94
   Class C (nonvoting and convertible):
    2,000,000 shares authorized; issued 9/98--129,237
     shares;
     9/97--166,495 shares..............................          1           2
  Capital in excess of par value.......................    244,664     234,188
  Retained earnings (deficit)..........................   (163,409)   (213,928)
  Cost of common stock in treasury.....................     (6,220)     (6,220)
                                                        ----------  ----------
                                                            75,309      14,311
                                                        ----------  ----------
                                                        $1,552,282  $1,745,040
                                                        ==========  ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              FISCAL YEAR ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                 1998       1997        1996
                                              ---------- ----------  ----------
Operating revenue...........................  $8,575,443 $7,815,942  $5,551,671
Bulk deliveries to customer warehouses......      93,361    124,956     111,046
                                              ---------- ----------  ----------
Total revenue...............................   8,668,804  7,940,898   5,662,717
Operating cost of goods sold................   8,154,098  7,428,466   5,249,238
Cost of goods sold--bulk deliveries.........      93,361    124,956     111,046
                                              ---------- ----------  ----------
Total cost of goods sold....................   8,247,459  7,553,422   5,360,284
                                              ---------- ----------  ----------
Gross profit................................     421,345    387,476     302,433
Selling and administrative..................     254,895    243,853     195,350
Depreciation................................      13,681     11,380       8,894
Amortization................................       1,136      1,059         300
Merger costs................................      18,406        --          --
Facility consolidations and employee
 severance..................................       8,283     11,571         --
                                              ---------- ----------  ----------
Operating income............................     124,944    119,613      97,889
Interest expense............................      42,124     41,581      35,980
                                              ---------- ----------  ----------
Income before taxes and extraordinary items.      82,820     78,032      61,909
Taxes on income.............................      32,301     30,583      19,259
                                              ---------- ----------  ----------
Income before extraordinary items...........      50,519     47,449      42,650
Extraordinary items--early retirement of
 debt, net of income tax benefits...........         --      (1,982)     (7,242)
                                              ---------- ----------  ----------
Net income..................................  $   50,519 $   45,467  $   35,408
                                              ========== ==========  ==========
Earnings per share:
  Income before extraordinary items.........  $     2.11 $     2.00  $     1.88
  Extraordinary items.......................         --        (.08)       (.32)
                                              ---------- ----------  ----------
    Net income..............................  $     2.11 $     1.92  $     1.56
                                              ========== ==========  ==========
Earnings per share--assuming dilution:
  Income before extraordinary items.........  $     2.08 $     1.97  $     1.86
  Extraordinary items.......................         --        (.08)       (.31)
                                              ---------- ----------  ----------
    Net income..............................  $     2.08 $     1.89  $     1.55
                                              ========== ==========  ==========
Weighted average common shares outstanding:
  Basic.....................................      23,953     23,720      22,687
  Assuming dilution.........................      24,275     24,060      22,896


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                                                       COST OF
                              COMMON STOCK       CAPITAL IN RETAINED    COMMON
                         ----------------------- EXCESS OF  EARNINGS   STOCK IN
                         CLASS A CLASS B CLASS C PAR VALUE  (DEFICIT)  TREASURY    TOTAL
                         ------- ------- ------- ---------- ---------  --------  ---------
September 30, 1995......  $121    $130    $  4   $ 165,044  $(294,803) $ (6,220) $(135,724)
 Net income.............                                       35,408               35,408
 Stock conversions......    37     (36)     (1)                                        --
 Issuance of 1,500,000
  shares in public
  offering (net of $980
  of issuance costs)....    15                      49,285                          49,300
 Exercise of stock
  options...............                                42                              42
 Tax benefit from 1995
  exercise of stock
  options...............                            14,166                          14,166
                          ----    ----    ----   ---------  ---------  --------  ---------
September 30, 1996......   173      94       3     228,537   (259,395)   (6,220)   (36,808)
 Net income.............                                       45,467               45,467
 Stock conversions .....     1              (1)                                        --
       Exercise of stock
 options................     1                       3,808                           3,809
 Tax benefit from
  exercise of stock
  options...............                             1,843                           1,843
                          ----    ----    ----   ---------  ---------  --------  ---------
September 30, 1997......   175      94       2     234,188   (213,928)   (6,220)    14,311
                          ----    ----    ----   ---------  ---------  --------  ---------
 Net income.............                                       50,519               50,519
 Stock conversions......    38     (37)     (1)                                        --
 Exercise of stock
  options...............     3                       6,679                           6,682
 Tax benefit from
  exercise of stock
  options...............                             3,797                           3,797
                          ----    ----    ----   ---------  ---------  --------  ---------
September 30, 1998......  $216    $ 57    $  1   $ 244,664  $(163,409) $ (6,220) $  75,309
                          ====    ====    ====   =========  =========  ========  =========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                        ----------------------------------
                                           1998        1997        1996
                                        ----------  ----------  ----------
OPERATING ACTIVITIES
 Net income............................ $   50,519  $   45,467  $   35,408
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation.........................     13,681      11,380       8,894
  Amortization, including deferred
   financing costs.....................      2,853       2,949       2,688
  Provision for loss on accounts
   receivable..........................      9,379       6,587       2,074
  Gain on disposal of property and
   equipment...........................       (218)       (176)         (2)
  Provision for deferred income taxes..     19,188      (5,055)      5,805
  Loss on early retirement of debt.....        --        3,250      11,142
  Non-cash charge to cost of goods
   sold................................        --          --       10,899
  Write-downs of assets................      2,168       3,857         --
  Changes in operating assets and
   liabilities, excluding the effects
   of acquisitions:
   Restricted cash.....................    (28,158)     (3,260)      9,012
   Accounts and notes receivable.......     70,418     (76,236)    (48,953)
   Merchandise inventories.............    147,605    (271,777)   (213,112)
   Prepaid expenses....................        186      (1,019)        374
   Accounts payable, accrued expenses,
    and income taxes...................   (161,807)    274,868     216,444
   Miscellaneous.......................         59        (149)       (692)
                                        ----------  ----------  ----------  ---
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES..................    125,873      (9,314)     39,981
INVESTING ACTIVITIES
Capital expenditures...................    (10,394)    (15,883)    (15,711)
Cost of companies acquired.............        --     (130,962)    (29,467)
Proceeds from sales of property and
 equipment.............................      2,321       1,934         533
                                        ----------  ----------  ----------  ---
NET CASH USED IN INVESTING ACTIVITIES..     (8,073)   (144,911)    (44,645)
FINANCING ACTIVITIES
Long-term debt borrowings..............  1,553,671   2,103,638   1,607,501
Long-term debt repayments.............. (1,689,737) (1,954,977) (1,618,775)
Net proceeds from public offering......        --          --       49,300
Deferred financing costs and other ....        --       (3,775)        --
Exercise of stock options..............      6,682       3,809          42
                                        ----------  ----------  ----------  ---
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES..................   (129,384)    148,695      38,068
                                        ----------  ----------  ----------  ---
(DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS...........................    (11,584)     (5,530)     33,404
Cash and cash equivalents at beginning
 of year...............................     60,045      65,575      32,171
                                        ----------  ----------  ----------  ---
CASH AND CASH EQUIVALENTS AT END OF
 YEAR.................................. $   48,461  $   60,045  $   65,575
                                        ==========  ==========  ==========  ===

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1998

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of AmeriSource Health Corporation and its wholly-owned subsidiaries (the "Company") as of the dates and for the periods indicated. All intercompany transactions and balances have been eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts may differ from these estimated amounts.

 Business

  The Company is a wholesale distributor of pharmaceuticals and related health care products within the United States.

 Cash Equivalents

  The Company classifies highly liquid investments with original maturities of three months or less at date of purchase as cash equivalents.

 Concentrations of Credit Risk

  The Company sells its merchandise inventories to a large number of customers in the health care industry, including independent drug stores, chain drug stores, hospitals, mass merchandisers, clinics, and nursing homes. The Company's trade accounts receivable are exposed to credit risk, but the risk is limited due to the diversity of the customer base and the customer base's wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses and such bad debt losses have been within the Company's expectations.

  The Company maintains cash balances at several large creditworthy banks located in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company does not believe there is significant credit risk related to its cash balances.

 Merchandise Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which results in a matching of current costs and revenues. If the first-in, first-out (FIFO) method of valuation had been used for determining costs, inventories would have been approximately $96.1 million and $100.7 million higher than the amounts reported at September 30, 1998 and 1997, respectively.

 Property and Equipment

  Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets which range from three to forty years.

 Revenue Recognition

  The Company recognizes revenues when products are delivered to customers. The Company also acts as an intermediary in the bulk shipment of pharmaceuticals from manufacturers to customers' warehouses.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)
All periods presented have been restated to include these bulk shipments in revenues and cost of goods sold. Previously only the service fees from these bulk shipments had been included in revenues.

 Stock-Based Compensation

  The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (See Note 7).

 Earnings Per Share and Share Data

  In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Earnings per share--assuming dilution is very similar to the previously reported fully diluted earnings per share. All share and per share amounts for all periods presented prior to fiscal 1998 have been restated in accordance with the provision of SFAS No. 128.

  Earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented (23,953,000, 23,720,000 and 22,687,000 for fiscal years 1998, 1997, and 1996, respectively). Earnings per share--assuming dilution is computed on the basis of the weighted average numbers of shares outstanding during the period plus the dilutive effect of stock options (322,000, 340,000 and 209,000, for fiscal years 1998, 1997 and 1996, respectively).

 Recently Issued Financial Accounting Standards

  In fiscal 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise report, by major component and as a single total, the change in its net assets during the period from nonowner sources and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. In fiscal 1998, the FASB issued SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirements for pensions and other postretirement benefits and expands disclosures on changes in benefit obligations and fair values of plan assets. These statements are effective for fiscal years beginning after December 15, 1997. Also, in fiscal 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

NOTE 2--ACQUISITIONS

  During fiscal 1997, the Company acquired all of the equity interests of Walker Drug Company, L.L.C. in a cash transaction. Walker Drug Company, L.L.C. is a wholesale pharmaceutical distributor based in Pelham, Alabama, which had annual revenues of approximately $800 million. During fiscal 1996, the Company acquired all of the stock of Gulf Distribution, Inc., a Miami, Florida-based wholesale pharmaceutical distributor, which had annual revenues of approximately $180 million, and substantially all of the assets of The Diabetic Shoppe, Inc., a Wisconsin-based provider of diabetic disease management programs to retail pharmacies.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 2--ACQUISITIONS--(CONTINUED)

  The aggregate purchase price for these acquisitions, including the assumption of long-term debt, was approximately $138.7 million and $29.5 million in fiscal 1997 and 1996, respectively, and they were financed by borrowings under the Company's revolving credit facility. These acquisitions were accounted for by the purchase method and their results of operations are included in the financial statements from their dates of acquisition. The excess of purchase price over net assets acquired of $27.4 million and $8.2 million in fiscal 1997 and 1996, respectively, has been allocated to goodwill (which is included in other assets) and is being amortized on a straight-line basis over 40 years.

  The following unaudited table (in thousands, except per share data) reflects financial results on a pro forma basis, assuming the fiscal 1997 and 1996 acquisitions had occurred at the beginning of the periods presented. Pro forma adjustments include: increased amortization for the cost over net assets acquired; increased interest expense associated with financing the acquisitions; and related income tax effects. Cost savings from combining the operations are not reflected.

                                                           FISCAL YEAR ENDED
                                                             SEPTEMBER 30,
                                                         ----------------------
                                                            1997        1996
                                                         ----------  ----------
Operating revenues...................................... $8,193,611  $6,376,049
Income before extraordinary items.......................     47,334      43,504
Net income..............................................     45,352      36,262
Earnings per share--assuming dilution:
  Income before extraordinary item...................... $     1.97  $     1.90
  Extraordinary item....................................       (.08)       (.32)
                                                         ----------  ----------
    Net income.......................................... $     1.89  $     1.58
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

NOTE 3--TAXES ON INCOME

  The income tax provision (benefit) is as follows (in thousands):

                                                          FISCAL YEAR ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------- -------  -------
      Current provision:
        Federal....................................... $12,332 $29,747  $10,181
        State and local...............................     781   5,891    3,273
                                                       ------- -------  -------
                                                        13,113  35,638   13,454
      Deferred provision:
        Federal.......................................  15,338  (4,127)   4,725
        State and local...............................   3,850    (928)   1,080
                                                       ------- -------  -------
                                                        19,188  (5,055)   5,805
                                                       ------- -------  -------
      Provision for income taxes...................... $32,301 $30,583  $19,259
                                                       ======= =======  =======

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 3--TAXES ON INCOME--(CONTINUED)

  A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                               FISCAL YEAR
                                                                  ENDED
                                                              SEPTEMBER 30,
                                                              ----------------
                                                              1998  1997  1996
                                                              ----  ----  ----
      Statutory federal income tax rate...................... 35.0% 35.0% 35.0%
      State and local income tax rate, net of federal tax
       benefit...............................................  3.6  4.3    3.9
      Other..................................................  0.4  (0.1) (7.8)
                                                              ----  ----  ----
      Effective income tax rate.............................. 39.0% 39.2% 31.1%
                                                              ====  ====  ====

  In fiscal 1995, the Company received notices from the Internal Revenue Service asserting deficiencies in federal corporate income taxes for the Company's taxable years 1987 through 1991. The proposed adjustments indicated a net increase to taxable income for these years of approximately $24 million and related principally to the deductibility of costs incurred with respect to the leveraged buyout transaction which occurred in 1988. Legislation enacted in August 1996, eliminated approximately $20 million of the proposed adjustments relating to the deductibility of costs incurred with respect to the leveraged buyout transaction. In addition, the Company reached a settlement with the Appeals Office of the Internal Revenue Service on all remaining audit issues, resulting in an assessment of $2.1 million, including interest. As a result of the settlement, the Company reduced accrued income taxes and income tax expense by $7.1 million in fiscal 1996.

  Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

                                                              SEPTEMBER 30,
                                                            -------------------
                                                              1998       1997
                                                            ---------  --------
      Inventory............................................ $ 124,840  $ 55,625
      Fixed assets.........................................     5,052     4,951
      Other................................................       790       575
                                                            ---------  --------
          Gross deferred tax liabilities...................   130,682    61,151
      Net operating losses and tax credit carryovers.......   (47,998)   (4,125)
      Allowance for doubtful accounts......................    (9,356)   (7,682)
      Accrued expenses.....................................    (1,819)   (4,437)
      Other postretirement benefits........................      (537)     (525)
      Other................................................    (8,287)   (4,460)
                                                            ---------  --------
          Gross deferred tax assets........................   (67,997)  (21,229)
      Valuation allowance for deferred tax assets..........     2,222     3,173
                                                            ---------  --------
      Net deferred tax liabilities......................... $  64,907  $ 43,095
                                                            =========  ========

  In 1998 and 1997, tax benefits of $3.8 million and $1.8 million related to the exercise of employee stock options were recorded as capital in excess of par value. In 1996 a tax benefit of $14.2 million related to the exercise of employee stock options in connection with the Company's April 1995 public offering of common stock described in Note 5, was recorded as capital in excess of par value.

  As of September 30, 1998, the Company has $11.9 million of potential tax benefits from federal net operating losses, expiring in 15 years, and has $5.0 million of potential tax benefits from state net operating

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 3--TAXES ON INCOME--(CONTINUED)
losses expiring in 5 to 15 years. As of September 30, 1998 and 1997, the Company had $31.0 million and $3.9 million, respectively, of alternative minimum tax credit carryforwards.

  Income tax payments amounted to $16.0 million, $18.7 million, and $6.9 million in the fiscal years ended September 30, 1998, 1997, and 1996, respectively.

NOTE 4--LONG-TERM DEBT

 Receivable Securitization Financing

  The Company sells substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special-purpose, wholly-owned subsidiary, pursuant to a trade receivables securitization program (the "Receivables Program"). Additionally, the Company has a Receivables Purchase Agreement with ARC, whereby ARC purchases on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC transfers such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates"). During the term of the Receivables Program, the cash generated by collections on the Receivables is used to purchase, among other things, additional Receivables originated by the Company. The Company accounts for the Receivables Program as a financing transaction in its consolidated financial statements.

  Pursuant to the Receivables Program in fiscal 1995, the Company issued: (i) $175 million of Floating Rate Class A Trade Receivables Participation Certificates ("Class A Certificates") and (ii) $35 million of Floating Rate Class B Trade Receivables Participation Certificates ("Class B Certificates"), which represent fractional undivided interests in the Receivables and other assets of the master trust. The Class A Certificates bear interest at one month LIBOR plus .35% and the Class B Certificates, which are subordinated to the Class A Certificates, bear interest at one month LIBOR plus .70%. In fiscal 1997, the Company issued an additional $90 million of Floating Rate Class A Trade Receivables Participation Certificates Series 1997-1 (the "Series 1997-1 Certificates"). The Series 1997-1 Certificates bear interest at one month LIBOR plus .20%. The Class A, Class B and Series 1997-1 Certificates each have a five-year term. In addition, the Company issued Floating Rate Revolving Principal Trade Receivables Participation Certificates ("Revolving Certificates"), pursuant to which investors may purchase up to $75 million of interests in the master trust, which Certificates will bear interest, at the Company's option, at either LIBOR plus .35% or the federal funds rate plus 1.00%. The Revolving Certificates rank pari passu in right of payment with the Class A Certificates. There were no Revolving Certificates outstanding at September 30, 1998 and 1997. Fees of $0.7 million and $4.6 million incurred in fiscal 1997 and fiscal 1995 in connection with establishing the Receivables Program have been deferred and are being amortized on a straight-line basis over a period of five years. Class A Certificates of $175 million principal amount (at an interest rate of 5.9%), Class B Certificates of $35 million principal amount (at an interest rate of 6.3%) and Series 1997-1 Certificates of $90 million principal amount (at an interest rate of 5.8%) were outstanding under the Receivables Program at September 30, 1998. The Company is required to pay a commitment fee of 1/4 of 1% per annum on the unused portion of the Revolving Certificates. Restricted cash of $37.0 million and $8.9 million at September 30, 1998 and 1997, represents amounts temporarily deposited in the master trust which amounts are designated for specific purposes pursuant to the Receivables Program, including cash deposited by the Company to supplement the receivable collateral base, if that base is not sufficient to support the Class A, Class B, and Series 1997-1 Certificates.

 Revolving Credit Agreement

  In January 1997, the Company entered into a new revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Among other things, the

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 4--LONG-TERM DEBT--(CONTINUED)
Credit Agreement: (1) is for a term of five years, expiring in January 2002;
(2) provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from two credit rating agencies; (4) provides for a borrowing base of 70% of the eligible inventory; and (5) provides higher limits for possible acquisitions. An extraordinary loss of $2.0 million (net of tax benefits of $1.3 million) was recorded in fiscal 1997, representing the write-off of the unamortized financing fees related to the retirement of the prior $380 million revolving credit facility. In connection with the Credit Agreement, the Company incurred approximately $3.0 million of financing fees which have been deferred and are being amortized on a straight-line basis over the five-year term of the Credit Agreement.

  Revolving loans made under the Credit Agreement may be prepaid during its term without premium and may subsequently be reborrowed. Commitments under the Credit Agreement may be permanently reduced in full or in part at any time at the option of the Company upon prior written notice.

  Borrowings under the Credit Agreement bear interest at the rate of LIBOR plus an applicable margin (.75% at September 30, 1998) or the applicable prime rate. Interest on loans under the Credit Agreement is payable quarterly. Under the terms of the Credit Agreement, the Company granted the senior lenders a perfected first priority security interest in the Company's inventory for collateral against borrowings under the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of commitments under the Credit Agreement (.23% per annum at September 30, 1998) plus an annual administration fee. At September 30, 1998, the $145.0 million outstanding under the Credit Agreement bore interest at the rate of 6.9% per annum.

 Senior Debentures

  In fiscal 1996, the Company purchased and redeemed senior debentures that were previously issued and outstanding. These transactions were funded by proceeds from the Company's 1996 public offering and borrowings under the Company's revolving credit agreement and resulted in an extraordinary charge of $7.2 million (net of a $3.9 million tax benefit), related to the open market purchase and tender offer premiums, transaction fees and the write-off of related unamortized deferred financing fees.

  The Company enters into interest-rate cap agreements to hedge the exposure to increasing interest rates with respect to its long-term debt. The Company provides protection to meet actual interest rate exposures and does not speculate in derivatives. The interest rate caps under these agreements exceed the current market rates at the time they are entered into and their cost is included in interest expense ratably over the life of the agreement. The unamortized cost of the agreements ($83,000 at September 30, 1998) is included in other assets. The Company is required by its Credit Agreement to maintain interest rate protection on a minimum of $112.5 million of its long-term debt through January 1999. The Company has entered into two-year interest rate cap agreements expiring in May 1999 which specify that the 3-month LIBOR base rate will not be greater than 7.50% with respect to $115 million of borrowings under the Credit Agreement. The Company would incur additional interest expense with respect to the borrowings if the LIBOR rate would exceed 7.50% and the other parties to the interest rate cap agreements defaulted on their obligations under the agreements. During fiscal 1998, the 3-month LIBOR rate did not exceed 7.5%.

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

  Interest paid on the above indebtedness during the fiscal years ended September 30, 1998, 1997, and 1996 was $44.4 million, $37.3 million, and $36.2 million, respectively.

  Total amortization of financing fees and expenses (included in interest expense) for the fiscal years ended September 30, 1998, 1997, and 1996 was $1.7 million, $1.9 million, and $2.4 million, respectively.

  As of September 30, 1998, the Company's revolving credit facility and receivables securitization financing had fair values that approximated their carrying amounts.

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

NOTE 6--PENSION AND OTHER BENEFIT PLANS--(CONTINUED)

  A summary of the components of net periodic pension cost charged to expense for the Company-sponsored defined benefit pension plans together with contributions charged to expense for a multi-employer union-administered defined benefit pension plan the Company participates in follows (in thousands):

                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Service cost............................... $    3,159  $    2,994  $    2,599
Interest cost on projected benefit
 obligation................................      3,661       3,275       2,835
Actual return on plan assets...............     (4,778)     (4,196)     (2,380)
Net amortization and deferral..............      1,458       1,404         (14)
                                            ----------  ----------  ----------
Net pension cost of defined benefit plans..      3,500       3,477       3,040
Net pension cost of multi-employer plan....        367         245         196
                                            ----------  ----------  ----------
    Total pension expense.................. $    3,867  $    3,722  $    3,236
                                            ==========  ==========  ==========

  The following table sets forth (in thousands) the funded status and amount recognized in the consolidated balance sheets for the Company-sponsored defined benefit pension plans:

                                     1998                        1997
                          --------------------------- ---------------------------
                          ASSETS EXCEED  ACCUMULATED  ASSETS EXCEED  ACCUMULATED
                           ACCUMULATED    BENEFITS     ACCUMULATED    BENEFITS
                            BENEFITS    EXCEED ASSETS   BENEFITS    EXCEED ASSETS
                          ------------- ------------- ------------- -------------
Plan assets at fair
 value..................     $42,654       $ 1,155       $36,349       $   917
Actuarial present value
 of benefit obligations:
  Vested................      39,510         2,280        31,444         1,706
  Accumulated, not
   vested...............       1,633           890           608           510
                             -------       -------       -------       -------
Accumulated benefit
 obligations............      41,143         3,170        32,052         2,216
  Effect of future pay
   increases............      11,630           771        10,119         1,280
                             -------       -------       -------       -------
Projected benefit
 obligation.............      52,773         3,941        42,171         3,496
                             -------       -------       -------       -------
Plan assets less than
 projected benefit
 obligation.............     (10,119)       (2,786)       (5,822)       (2,579)
Unrecognized net
 transition asset.......        (315)          --           (485)          --
Unrecognized prior
 service cost...........       2,248           669         2,553           572
Adjustment to recognize
 minimum liability......         --           (830)          --           (424)
Unrecognized net loss
 related to assumptions.       9,112           932         3,985         1,132
                             -------       -------       -------       -------
Pension asset
 (liability) recognized.     $   926       $(2,015)      $   231       $(1,299)
                             =======       =======       =======       =======

  Assumptions used in computing the funded status of the plans were as follows:

                                                             1998   1997   1996
                                                            ------ ------ ------
Discount rate..............................................  7.00%  7.75%  7.75%
Rate of increase in compensation levels....................  5.50%  6.25%  6.25%
Expected long-term rate of return on assets................ 10.00% 10.00% 10.00%

  Plan assets at September 30, 1998 are invested principally in listed stocks, corporate and government bonds, and cash equivalents.

  Additionally, the Company sponsors the Employee Investment Plan, a defined contribution 401(k) plan, which covers salaried and certain hourly employees. Eligible participants may contribute to the plan from 2% to 18% of their regular compensation before taxes. The Company matches the employee contributions up to

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 6--PENSION AND OTHER BENEFIT PLANS--(CONTINUED) a maximum of 6% of their regular compensation in an amount equal to 50% of the participants' contributions. An additional discretionary Company contribution in an amount not to exceed 50% of the participants' contributions may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over a five-year period depending upon an employee's years of service. Costs of the plan charged to expense for the fiscal years ended September 30, 1998, 1997, and 1996 amounted to $1.9 million, $0.9 million, and $1.8 million, respectively.

  As a result of special termination benefit packages previously offered, the Company provides medical, dental, and life insurance benefits to only a limited number of retirees and their dependents. These benefit plans are unfunded. The accumulated postretirement benefit obligation was $0.7 million as of September 30, 1998. The weighted average discount rate used in determining the accumulated postretirement benefit obligations was 6.75% and 7.5% at September 30, 1998 and 1997, respectively. The annual expense for such benefits is not material.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 7--STOCK OPTION PLANS--(CONTINUED)


  A summary of the Company's stock option activity for its 1996 and 1995 option plans, and related information for the fiscal years ended September 30 follows:

                                   1998              1997              1996
                             ----------------- ----------------- -----------------
                                      WEIGHTED          WEIGHTED          WEIGHTED
                                      AVERAGE           AVERAGE           AVERAGE
                             OPTIONS  EXERCISE OPTIONS  EXERCISE OPTIONS  EXERCISE
                              (000)    PRICE    (000)    PRICE    (000)    PRICE
                             -------  -------- -------  -------- -------  --------
Outstanding beginning of
 year.......................  1,266     $31     1,175     $23       907     $21
  Granted...................    474      57       457      49       298      28
  Exercised.................   (275)     24      (174)     22        (2)     21
  Forfeited.................    (59)     37      (192)     32       (28)     22
                             ------            ------            ------
Outstanding end of year.....  1,406     $41     1,266     $31     1,175     $23
                             ======            ======            ======
Exercisable at end of year..    451     $30       316     $24       214     $21
Weighted average fair value
 of options granted during
 the year................... $24.32            $19.14            $11.01

  A summary of the status of options outstanding at September 30, 1998 follows:

                                                                     EXERCISABLE OPTIONS
                         OUTSTANDING OPTIONS                         ---------------------------
                 -----------------------------------------------
                                 WEIGHTED
                                  AVERAGE           WEIGHTED                        WEIGHTED
                                 REMAINING          AVERAGE                         AVERAGE
 EXERCISE        NUMBER         CONTRACTUAL         EXERCISE         NUMBER         EXERCISE
PRICE RANGE      (000)             LIFE              PRICE           (000)           PRICE
-----------      ------         -----------         --------         ------         --------
$21-$28           580             3 years             $23             329             $22
$42-$57           826             9 years             $54             122             $51

  Pro forma disclosures, as required by SFAS No. 123, regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options under the fair value method.

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

  The fair values for the Company's options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for fiscal 1998: risk-free interest rate of 5.3%; no dividends; a volatility factor of the expected market price of the Company's common stock of .392 and a weighted-average expected life of the options of 5 years; for fiscal 1997 and fiscal 1996: risk-free interest rate of 6.0%; no dividends; a volatility factor of the expected market price of the Company's common stock of .321 and a weighted-average expected life of the options of 5 years.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 7--STOCK OPTION PLANS--(CONTINUED)

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' assumed vesting period. SFAS No. 123 requires only that the income effects of options granted during fiscal 1998, fiscal 1997 and fiscal 1996 be included in the pro forma disclosures. Since a portion of the Company's stock options vest over several years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years' pro forma net income. The Company's pro forma information follows (in thousands, except per share data):

                                                          FOR THE FISCAL YEAR
                                                          ENDED SEPTEMBER 30,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
Pro forma net income................................... $47,462 $43,532 $35,057
Pro forma earnings per share:
 Basic................................................. $  1.98 $  1.84 $  1.55
 Assuming dilution.....................................    1.96    1.81    1.53

NOTE 8--LEASES

  At September 30, 1998, future minimum payments totaling $51.6 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 1999--$13.1 million; 2000--$9.5 million; 2001--$7.0 million; 2002--$5.1 million; 2003--$3.7 million; and thereafter (through
2010)--$13.2 million. In the normal course of business, operating leases are generally renewed or replaced by other leases.

  Total rental expense was $16.0 million in fiscal 1998, $14.0 million in fiscal 1997, and $9.7 million in fiscal 1996.

NOTE 9--FACILITY CONSOLIDATIONS AND EMPLOYEE SEVERANCE

  In the fourth quarter of fiscal 1998 the Company began to centralize its data processing, accounting and contract administration functions, reorganize its pharmaceutical distribution facilities into six regions, and consolidate a pharmaceutical distribution facility into another facility. The centralization process, which commenced in July 1998, is occurring on a facility-by-facility basis and is expected to be complete by the end of 1999.

  In the third quarter of fiscal 1997 the Company commenced cost reduction plans to consolidate three of its pharmaceutical distribution facilities into other existing facilities and restructure its sales force. These initiatives were completed in fiscal 1998. In addition the Company incurred costs related to the retirement of its former President and CEO as well as other executive terminations during fiscal 1997.

  The cost reduction initiatives referred to above resulted in the following charges for the fiscal year ended September 30 (in thousands):

                                                                  1998   1997
                                                                 ------ -------
     Write-downs of assets...................................... $2,168 $ 3,857
     Severance..................................................  3,269   1,832
     Lease cancellations and other..............................  2,846     727
     Executive severance........................................    --    5,155
                                                                 ------ -------
                                                                 $8,283 $11,571
                                                                 ====== =======

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 9--FACILITY CONSOLIDATIONS AND EMPLOYEE SEVERANCE--(CONTINUED) Write-downs of assets in 1998 relate primarily to computer equipment to be abandoned as a result of the data processing centralization. In fiscal 1997, write-downs of assets related to buildings, warehouse and computer equipment and other assets to be disposed of primarily due to the facility consolidations. The write-downs of assets were based on estimated salvage and market values of related facilities and equipment compared to carrying values. Computer and warehouse equipment were determined to have minimal salvage value based on Company estimates.

  Severance includes the termination of approximately 350 administrative and warehouse employees in fiscal 1998 and 240 warehouse and sales employees in fiscal 1997. All of the employees targeted in fiscal 1997 and 25 of the employees targeted in fiscal 1998 were terminated by September 30, 1998. Accrued severance of $4.3 million, including executive severance of $1.4 million, at September 30, 1998 is included in accrued expenses and other.

  Lease cancellations and other in fiscal 1998 relates primarily to non-cancellable lease obligations remaining after the conversion dates for computer equipment to be abandoned as a result of the data processing centralization. In fiscal 1997, lease cancellations and other relates primarily to non-cancellable lease obligations of the consolidated facilities. Remaining lease obligations of $3.0 million are included in accrued expenses and other at September 30, 1998.

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

  A former customer of the Company has alleged that the Company failed to fulfill its obligations under the service contract between the Company and the former customer. In connection with this claim, the former customer withheld payment on $22 million of invoices. In response, the Company filed suit to collect the outstanding amount. The former customer has countersued the Company for an unspecified amount. The Company believes there is no merit to this counterclaim and intends to aggressively pursue collection of the outstanding amount. Because the Company is unable at this time to determine the outcome of this matter, no provision for loss has been made.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies and alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drug stores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 10--LEGAL MATTERS AND CONTINGENCIES--(CONTINUED) incurred up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the Plaintiffs in these lawsuits. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

  On April 4, 1996, the District Court granted the Company's motion for summary judgment in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgment to the United States Court of Appeals for the Seventh Circuit. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgment in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court; the petition was denied. Trial in the class case commenced in the United States District Court for the Northern District of Illinois on September 23, 1998. After a ten-week trial, the Court granted all of the defendants motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other defendants.

  On or about October 2, 1997, a group of retail chain drug stores and individual pharmacies, both of which had opted-out of the class cases, filed a motion with the United States District Court for the Northern District of Illinois seeking to add the Company and the other wholesale distributors as defendants in their cases against the manufacturer defendants, which cases are consolidated before the same judge who is presently presiding over the class case. This motion was granted and the Company and the other wholesale distributors have been added as defendants in those cases as well. As a result, the Company has been served with approximately 120 additional complaints on behalf of approximately 4,000 pharmacies and chain retailers. Discovery and motion practice is presently underway in all of these opt-out cases. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at September 30, 1998), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

NOTE 11--MERGER COSTS--TERMINATED MERGER AGREEMENT

  On September 22, 1997 the Company and McKesson Corporation signed a definitive merger agreement which was subsequently approved by both companies' shareholders on February 9, 1998. On March 9, 1998, the Federal Trade Commission (FTC) filed a complaint in the United States District Court for the District of Columbia seeking a preliminary injunction to halt the proposed merger. On July 31, 1998, the District Court granted the FTC's request for an injunction to halt the proposed merger. On August 7, 1998, the Company and McKesson jointly terminated the merger agreement. Merger related costs consisting of professional fees and stay-put bonuses totaling $18.4 million were expensed in the fourth quarter of fiscal 1998 as a result of the termination of the merger agreement.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 12--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                           QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED
                              -------------------------------------------------
                              DECEMBER 31, MARCH 31,    JUNE 30,  SEPTEMBER 30,
                                  1997        1998        1998        1998
                              ------------ ----------  ---------- -------------
Operating revenue............  $2,254,560  $2,192,285  $2,094,510  $2,034,088
Bulk deliveries to customer
 warehouses..................      24,998      26,069      34,682       7,612
                               ----------  ----------  ----------  ----------
Total revenue................   2,279,558   2,218,354   2,129,192   2,041,700
Gross profit.................     105,606     113,013      99,469     103,257
Selling and administrative
 expenses, depreciation and
 amortization................      69,202      74,406      62,901      89,892
Operating income.............      36,404      38,607      36,568      13,365
Net income...................      14,483      16,210      16,472       3,354
Net income per share.........         .61         .68         .69         .14
Net income per share--
 assuming dilution...........         .60         .67         .68         .14
                                             THREE MONTHS ENDED
                              -------------------------------------------------
                              DECEMBER 31, MARCH 31,    JUNE 30,  SEPTEMBER 30,
                                  1996        1997        1997        1997
                              ------------ ----------  ---------- -------------
Operating revenue............  $1,746,935  $1,785,469  $2,064,174  $2,219,364
Bulk deliveries to customer
 warehouses..................      44,375      36,732      27,010      16,839
                               ----------  ----------  ----------  ----------
Total revenue................   1,791,310   1,822,201   2,091,184   2,236,203
Gross profit.................      86,152      92,901     100,460     107,963
Selling and administrative
 expenses, depreciation and
 amortization................      57,162      60,314      79,468      70,919
Operating income.............      28,990      32,587      20,992      37,044
Income before extraordinary
 item........................      11,817      13,132       6,332      16,168
Extraordinary item--early
 retirement of debt..........         --       (1,982)        --          --
Net income...................      11,817      11,150       6,332      16,168
Earnings per share:
  Income before extraordinary
   item......................         .50         .55         .27         .68
  Extraordinary item.........         --         (.08)        --          --
    Net income...............         .50         .47         .27         .68
Earnings per share--assuming
 dilution:
  Income before extraordinary
   item......................         .49         .55         .26         .67
  Extraordinary item.........         --         (.08)        --          --
    Net income...............         .49         .46*        .26         .67

--------
*Difference due to rounding.

  Quarterly revenues prior to September 30, 1998 have been restated to reflect bulk shipments to customers' warehouses as revenue as described in Note 1.

   In the fourth quarter of fiscal 1998, the Company recorded $18.4 million in costs related to the termination of its merger agreement with McKesson Corporation (see Note 11) as well as $8.3 million for restructuring initiatives undertaken to centralize redundant administrative functions, and to close a distribution facility. See Note 9.

  In the third quarter of fiscal 1997, the Company incurred a $6.4 million charge to consolidate facilities and restructure its sales force and a $5.2 million charge related to executive management changes. See Note 9.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 13--SUBSEQUENT EVENT

  On December 8, 1998, the Company's Board of Directors approved the AmeriSource Health Corporation 1999 Stock Option Plan (the "1999 Option Plan") and the AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (the "1999 Directors Plan"). The 1999 Option Plan and the 1999 Directors Plan are subject to shareholder approval and provide for the granting of nonqualified stock options to acquire up to 1,600,000 and 175,000 shares of common stock, respectively, at a price not less than the fair market value of the common stock on the date the option is granted. Generally, the option term is ten years and the options vest at the rate of 25% per year, commencing one year following the grant. The number of options to be granted annually under the 1999 Directors Plan is fixed by the plan and such options vest one year from the grant date. Options expire ten years after the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  (No response to this Item is required.)

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information appearing under "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the 1999 annual meeting of stockholders (the "1999 Proxy Statement") is incorporated herein by reference. The Company will file the 1999 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding executive compensation appearing under "Management," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors," and "Stockholder Return Performance" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information appearing under "Certain Relationships and Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (A)(1) AND (2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES.

  Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................   18
Consolidated Balance Sheets as of September 30, 1998 and 1997.............   19
Consolidated Statements of Operations for the fiscal years ended September
 30, 1998, 1997 and 1996..................................................   21
Consolidated Statements of Changes in Stockholders' Equity for the fiscal
 years ended September 30, 1998, 1997 and 1996............................   22
Consolidated Statements of Cash Flows for the fiscal years ended September
 30, 1998, 1997 and 1996..................................................   23
Notes to Consolidated Financial Statements................................   24

  Financial Statement Schedules: The following financial statement schedules are submitted in response to Item 14(a)(2) and Item 14(d):

 Schedule I--Condensed Financial Information of AmeriSource Health
          Corporation as of
          September 30, 1998 and 1997 and for the fiscal years ended
          September 30, 1998, 1997 and 1996................................ S-1
 Schedule II--Valuation and Qualifying Accounts............................ S-4

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (A)(3) LIST OF EXHIBITS.*

 EXHIBIT
 NUMBER                                DESCRIPTION
 -------                               -----------
  2.1    Agreement and Plan of Merger, dated as of September 22, 1997, by and among McKesson Corporation, AmeriSource Health Corporation and Patriot
         Acquisition Corp. (incorporated by reference to Exhibit 99.1 to
         Registrant's Current Report on Form 8-K filed with the Commission on
         September 24, 1997).
  2.2    Stock Option Agreement, dated September 22, 1997, by and between
         McKesson Corporation and AmeriSource Health Corporation (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-
         K filed with the Commission on September 24, 1997).
  2.3    Voting/Support Agreement, dated September 22, 1997, by and among 399
         Venture Partners, Inc., McKesson Corporation and Patriot Acquisition
         Corp. (incorporated by reference to Exhibit 99.3 to Registrant's
         Current Report on Form 8-K filed with the Commission on September 24,
         1997).
  2.4    Registration Rights Agreement, dated September 22, 1997, by and between McKesson Corporation and 399 Venture Partners, Inc.
         (incorporated by reference to Exhibit 99.4 to Registrant's Current
         Report on Form 8-K filed with the Commission on September 24, 1997).
  3.1    Certificate of Incorporation of the Registrant, (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-
         K for the fiscal year ended September 30, 1995).
  3.2    Amended and Restated By-Laws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 30, 1997).
  4.1    Indenture, dated as of May 30, 1986, between AmeriSource Corporation
         ("AmeriSource") and Bankers Trust Company, as trustee relating to the
         6 1/4% Convertible Subordinated Debentures due 2001 of AmeriSource
         (the "Convertible Debentures") including the form of Convertible
         Debenture (incorporated by reference to Exhibit 4 to AmeriSource's
         Current Report, dated July 1, 1986, on Form 8-K).
  4.2    First Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.23 to Registrant's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.3    Second Supplemental Indenture, dated as of October 31, 1989, to
         Indenture, dated as of May 30, 1986 (incorporated by reference to
         Exhibit 4.24 to Registrant's and AmeriSource's Annual Report on Form
         10-K for the fiscal year ended September 30, 1989).
  4.4    Indenture dated July 15, 1993 between Registrant and Security Trust
         Company, N.A., as trustee relating to the 11 1/4% Senior Debentures due 2005 (the "Senior Debentures") of Registrant including the form of the Senior Debentures (incorporated by reference to Exhibit 4 to
         Registrant's and AmeriSource's Form 10-Q for the quarter ended June
         30, 1993).
  4.5    Receivables Purchase Agreement, dated as of December 13, 1994 between
         AmeriSource, as Seller and AmeriSource Receivables Corporation, as
         Purchaser (incorporated by reference to Exhibit 4.11 to Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1994).
  4.6    AmeriSource Receivables Master Trust Pooling and Servicing Agreement,
         dated as of December 13, 1994 among AmeriSource Receivables
         Corporation, as transferor, AmeriSource, as the initial Servicer, and
         Manufacturers and Traders Trust Company, as Trustee (incorporated by reference to Exhibit 4.12 to Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 30, 1994).
  4.7    Revolving Certificate Purchase Agreement, dated as of December 13,
         1994 among AmeriSource Receivables Corporation, AmeriSource, The
         Revolving Purchasers and Bankers Trust Company, as Agent and Revolving
         Purchaser (incorporated by reference to Exhibit 4.13 to Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1994).
  4.8    Series 1994-1 Supplement to Pooling and Servicing Agreement, dated as of December 13, 1994 among AmeriSource Receivables Corporation, as
         Transferor, AmeriSource, as Initial Servicer, and Manufacturers and
         Traders Trust Company, as Trustee (incorporated by reference to
         Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).

  4.9  Credit Agreement, dated as of January 8, 1997 among AmeriSource
       Corporation as Borrower, AmeriSource Health Corporation and Certain
       Subsidiaries and Affiliates, as Guarantors and Nations Bank, N.A. as
       Administrative Agent (incorporated by reference to Exhibit 4.14 to
       Registrant's Quarterly Report Form 10-Q for its fiscal quarter ended
       December 31, 1996).
  4.10 Amendment No. 1, dated as of February 26, 1997 to the January 1997
       Credit Agreement (incorporated by reference to Exhibit 4.15 to
       Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended
       March 31, 1997).
  4.11 Amendment to Pooling and Servicing Agreement and Receivables Purchase
       Agreement, dated as of March 5, 1997 among AmeriSource Receivables
       Corporation, AmeriSource Corporation, and Manufacturers and Traders
       Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to
       Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended
       June 30, 1997).
  4.12 Certificate Purchase Agreement, dated as of April 11, 1997, among
       AmeriSource Corporation, AmeriSource Receivables Corporation, BT
       Securities Corporation, Bankers Trust International PLC, and Bankers
       Trust Australia Limited (incorporated by reference to Exhibit 4.2 to
       Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended
       June 30, 1997).
  4.13 Amendment to Pooling and Servicing Agreement and Receivables Purchase
       Agreement dated as of April 17, 1997 among AmeriSource Receivables
       Corporation, AmeriSource Corporation, and Manufacturers and Traders
       Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to
       Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended
       June 30, 1997).
  4.14 Series 1997-1 Supplement to Pooling and Servicing Agreement dated as of
       April 17, 1997 among AmeriSource Receivables Corporation as Transferor,
       AmeriSource Corporation as initial Servicer and Manufacturers and
       Traders Trust Company as Trustee (incorporated by reference to Exhibit
       4.4 to Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1997).
  4.15 Amendment No. 3, dated October 1997, to the January 1997 Credit
       Agreement.
  4.16 Credit Agreement, dated as of November 10, 1997, among AmeriSource as
       Borrower, AmeriSource Health and certain subsidiaries and affiliates as
       Guarantors and CoreStates Bank as Documentation Agent, Bankers Trust as
       Syndication Agent and NationsBank as Administrative Agent.
  4.17 Amendment No. 4, dated November 1998, to the January 1997 Credit
       Agreement.
  4.18 Liquidity Facility Credit Agreement, dated as of December 21, 1998, among Amerisource as borrower, Amerisource Health and certain subsidiaries and affiliates as Guarantors and NationsBank, N.A. as
       Administrative Agent.
  9    Not Applicable.
 10.1  Stock Purchase and Stockholders' Agreement, dated December 29, 1988, among Drexel Burnham Lambert Incorporated, the other purchasers named therein, Registrant and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1,
       Registration No. 33-27835, filed March 29, 1989).
 10.2  Stock Purchase Agreement, dated as of December 29, 1988, among
       Registrant, Anthony C. Howkins, The NTC Group, Inc., Barton J. Winokur
       and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit
       10.4 to the Registration Statement on Form S-1, Registration No. 33-
       27835, filed March 29, 1989).
 10.3  AmeriSource Master Pension Plan (incorporated by reference to Exhibit
       10.9 to the Registration Statement on Form S-1, Registration No. 33-
       27835, filed March 29, 1989).
 10.4  AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1, Registration
       No. 33-27835, filed March 29, 1989).
 10.5  AmeriSource 1985 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the
       fiscal year ended September 30, 1985).
 10.6  Form of Securities Purchase and Holders Agreement among Registrant,
       Citicorp Venture Capital Ltd. and a Management Investor (incorporated by reference to Exhibit 10.14 to Amendment No. 1, filed August 15, 1989, to the Registration Statement on Form S-1, Registration No. 33-27835).

 10.7  Form of Take-Along and Registration Rights Agreement between Registrant and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit
       4.19 to Amendment No. 2, filed September 7, 1989, to the Registration
       Statement on Form S-1, Registration No. 33-27835).
 10.8  Agreement, dated October 14, 1994, among certain manufacturers and wholesalers of prescription products, including AmeriSource
       (incorporated by reference to Exhibit 10.13 to Registrant's Annual
       Report on Form 10-K for the fiscal year ended September 30, 1994).
 10.9  Registrant's 1995 Stock Option Plan (incorporated by reference to
       Exhibit 10.16 to Amendment No. 2 to the Registrant's Registration
       Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).
 10.10 Registrant's Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant's
       Registration Statement on Form S-2 dated April 3, 1995, Registration No.
       33-57513).
 10.11 Registration Rights Agreement dated as of March 30, 1995 among
       Registrant and 399 Venture Partners, Inc. (incorporated by reference to
       Exhibit 10.18 to Amendment No. 2 to the Registrant's Registration
       Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).
 10.12 Employment Agreement, dated September 4, 1997, between AmeriSource and
       R. David Yost (incorporated by reference to Exhibit 10.12 to
       Registrant's Annual Report on Form 10-K for the fiscal year ended
       September 30, 1997).
 10.13 Employment Agreement, dated September 4, 1997, between AmeriSource and
       David M. Flowers (incorporated by reference to Exhibit 10.13 to
       Registrant's Annual Report on Form 10-K for the fiscal year ended
       September 30, 1997).
 10.14 Employment Agreement, dated September 4, 1997, between AmeriSource and
       Kurt J. Hilzinger (incorporated by reference to Exhibit 10.14 to
       Registrant's Annual Report on Form 10-K for the fiscal year ended
       September 30, 1997).
 10.15 AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Registrant's Proxy Statement dated January
       15, 1997 for the Annual Meeting of Stockholders held on February 11,
       1997).
 10.16 AmeriSource Health Corporation 1996 Non-Employee Directors Stock Option
       Plan (incorporated by reference to Appendix D to Registrant's Proxy
       Statement dated January 15, 1997 for the Annual Meeting of Stockholders
       held on February 11, 1997).
 10.17 1996 Amendment to the AmeriSource Health Corporation 1995 Stock Option
       Plan (incorporated by reference to Appendix A to Registrant's Proxy
       Statement dated January 15, 1997 for the Annual Meeting of Stockholders
       held on February 11, 1997).
 10.18 Consulting Agreement, dated October 31, 1997, between AmeriSource
       Corporation and John F. McNamara (incorporated by reference to Exhibit
       10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).
 11    Not Applicable.
 12    Not Applicable.
 13    Not Applicable.
 16    Not Applicable.
 18    Not Applicable.
 21    Subsidiaries of Registrant.
 22    Not Applicable.
 23    Consent of Independent Auditors.
 24    Not Applicable.
 27    Financial Data Schedule for the year ended September 30, 1998.

 27.1 Financial Data Schedule for the three, six and nine months ended December
      31, 1997, March 31, 1998 and June 30, 1998 respectively. Restated to include bulk shipments in revenues and cost of goods sold.
 27.2 Financial Data Schedule for the years ended September 30, 1997 and
      September 30, 1996. Restated to include bulk shipments in revenues and cost of goods sold and for a change in accounting principle for earnings per share.
 27.3 Financial Data Schedule for the three, six and nine months ended December
      31, 1996, March 31, 1997 and June 30, 1997 respectively. Restated to include bulk shipments in revenues and cost of goods sold and for a change in accounting principle for earnings per share.
 99   Not Applicable.

--------
 * Copies of the exhibits will be furnished to any security holder of the Registrant upon payment of the reasonable cost of reproduction.

(B) REPORTS ON FORM 8-K

  None.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                         AmeriSource Health Corporation

                                                  /s/ Kurt J. Hilzinger
Date: December 23, 1998                  By: __________________________________
                                            (KURT J. HILZINGER) SENIOR VICE
                                             PRESIDENT AND CHIEF FINANCIAL
                                                        OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON DECEMBER 23, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED.

             SIGNATURE                              TITLE

         /s/ R. David Yost                   President and Chief
------------------------------------          Executive Officer
          (R. DAVID YOST)                     and Director
                                              (Principal
                                              Executive Officer)

       /s/ Kurt J. Hilzinger                 Senior Vice
------------------------------------          President and
        (KURT J. HILZINGER)                   Chief Financial
                                              Officer (Principal
                                              Financial Officer)

      /s/ Michael D. DiCandilo               Vice President,
------------------------------------          Controller
       (MICHAEL D. DICANDILO)                 (Principal
                                              Accounting
                                              Officer)

                                             Director
------------------------------------
        (BRUCE C. BRUCKMANN)

       /s/ Michael A. Delaney                Director
------------------------------------
        (MICHAEL A. DELANEY)

        /s/ Richard C. Gozon                 Director
------------------------------------
         (RICHARD C. GOZON)

      /s/ Lawrence C. Karlson                Director and
------------------------------------          Chairman
       (LAWRENCE C. KARLSON)

        /s/ George H. Strong                 Director
------------------------------------
         (GEORGE H. STRONG)

         /s/ James A. Urry                   Director
------------------------------------
          (JAMES A. URRY)

                                             Director
------------------------------------
        (BARTON J. WINOKUR)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION

                            CONDENSED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              SEPTEMBER 30,
                                                           -------------------
                                                             1998      1997
                                                           --------- ---------
                                     ASSETS
Cash...................................................... $       3 $       2
Receivable from AmeriSource Corporation...................    35,234    28,549
Other assets .............................................       230       252
Investment at equity in AmeriSource Corporation (accumu-
 lated gains and losses of AmeriSource in excess of in-
 vestment)................................................    40,200   (14,148)
                                                           --------- ---------
                                                           $  75,667 $  14,655
                                                           ========= =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses.......................................... $     358 $     344
Stockholders' equity:
  Common Stock, $.01 par value
    Class A (voting and convertible):
     50,000,000 shares authorized; issued 9/98--21,529,010
     shares; 9/97-- 17,540,629 shares.....................       216       175
    Class B (nonvoting and convertible):
     15,000,000 shares authorized; issued 9/98--5,700,783
     shares; 9/97-- 9,440,370 shares......................        57        94
    Class C (nonvoting and convertible):
     2,000,000 shares authorized; issued 9/98--129,237
     shares; 9/97--166,495 shares.........................         1         2
  Capital in excess of par value..........................   244,664   234,188
  Retained earnings (deficit)............................. (163,409)  (213,928)
  Cost of common stock in treasury........................   (6,220)    (6,220)
                                                           --------- ---------
                                                              75,309    14,311
                                                           --------- ---------
                                                           $  75,667 $  14,655
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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FISCAL YEAR ENDED
                                                            SEPTEMBER 30,
                                                       ------------------------
                                                        1998    1997     1996
                                                       ------- -------  -------
Revenues.............................................  $   --  $   --   $     7
Interest expense.....................................      --      --     5,669
                                                       ------- -------  -------
Loss before equity in net income of subsidiary, taxes
 and extraordinary items.............................      --      --    (5,662)
Equity in net income of subsidiary before
 extraordinary items.................................   50,519  47,449   47,246
Income tax benefit...................................      --      --    (1,066)
                                                       ------- -------  -------
Income before extraordinary items....................   50,519  47,449   42,650
Extraordinary items--early retirement of debt, net of
 income tax benefits.................................      --   (1,982)  (7,242)
                                                       ------- -------  -------
   Net income........................................  $50,519 $45,467  $35,408
                                                       ======= =======  =======
Earnings per share:
  Income before extraordinary items..................  $  2.11 $  2.00  $  1.88
  Extraordinary items................................      --     (.08)    (.32)
                                                       ------- -------  -------
    Net income.......................................  $  2.11 $  1.92  $  1.56
                                                       ======= =======  =======
Earnings per share--assuming dilution:
  Income before extraordinary items..................  $  2.08 $  1.97  $  1.86
  Extraordinary items................................      --     (.08)    (.31)
                                                       ------- -------  -------
    Net income.......................................  $  2.08 $  1.89  $  1.55
                                                       ======= =======  =======
Weighted average common shares outstanding:
  Basic..............................................   23,953  23,720   22,687
  Assuming dilution..................................   24,275  24,060   22,896

                                ---------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                       FISCAL YEAR ENDED
                                                         SEPTEMBER 30,
                                                   ---------------------------
                                                    1998      1997      1996
                                                   -------  --------  --------
OPERATING ACTIVITIES
 Net income....................................... $50,519  $ 45,467  $ 35,408
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Amortization...................................     --        --        138
   Equity in net income of subsidiary............. (50,519)  (47,449)  (47,246)
   Loss on early retirement of debt...............     --        --     11,142
   Income tax benefit invested in AmeriSource
    Corporation...................................     --        --    (10,621)
   Changes in operating assets and liabilities:
     Receivable from AmeriSource Corporation......  (2,888)   (1,988)    6,622
     Accrued expenses.............................      14       --     (1,467)
     Miscellaneous................................      22        14         3
                                                   -------  --------  --------
     NET CASH USED IN OPERATING ACTIVITIES........  (2,852)   (3,956)   (6,021)
FINANCING ACTIVITIES
 Long-term debt repayments........................     --        --    (83,460)
 Net proceeds from public offerings...............     --        --     49,300
 Deferred financing costs and other...............     --        --         43
 Exercise of stock options........................   6,682     3,809        42
                                                   -------  --------  --------
     NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES..................................   6,682     3,809   (34,075)
INVESTING ACTIVITIES
 Capital contribution, net........................  (3,829)      140    40,083
                                                   -------  --------  --------
     NET CASH (USED IN) PROVIDED BY INVESTING
      ACTIVITIES..................................  (3,829)      140    40,083
                                                   -------  --------  --------
INCREASE (DECREASE) IN CASH.......................       1        (7)      (13)
Cash at beginning of year.........................       2         9        22
                                                   -------  --------  --------
CASH AT END OF YEAR............................... $     3  $      2  $      9
                                                   =======  ========  ========

                  See notes to condensed financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
           SCHEDULE-I CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The accompanying condensed financial statements present the financial position, results of operations and cash flows of AmeriSource Health Corporation (the "Company") as of the dates and for the periods indicated in accordance with Rule 12-04 of Regulation S-X of the Securities Exchange Act of the Securities and Exchange Commission and, accordingly, do not include the accounts of its wholly-owned subsidiaries. The Company's primary asset is its investment in and receivables from AmeriSource Corporation, which is a wholly-owned subsidiary of the Company. Substantially all of the Company's operations are transacted by AmeriSource Corporation. The ability of the Company to pay its obligations depends on the operations of AmeriSource Corporation.

  These condensed financial statements should be read in conjunction with the Consolidated Financial Statements of AmeriSource Health Corporation and Subsidiaries contained in Item 8 of this document for more information on long-term debt, stockholders' equity and other disclosures.

NOTE 2--LONG-TERM DEBT

  In fiscal 1996, the Company purchased and redeemed senior debentures that were previously issued and outstanding. These transactions were funded by proceeds from the Company's 1996 public offering and borrowings under the Company's revolving credit agreement and resulted in an extraordinary charge in fiscal 1996 of $7.2 million (net of a $3.9 million tax benefit) related to the open market purchase and tender offer premiums, transaction fees and the write-off of related unamortized deferred financing fees.

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

AMERISOURCE HEALTH
 CORPORATION AND
 SUBSIDIARIES
-------------------------------------------------
YEAR ENDED SEPTEMBER 30,
 1998
Allowance for doubtful
 accounts...............  $22,562,000 $9,379,000   $      --    $5,494,000  $26,447,000
                          =========== ==========   ==========   ==========  ===========
YEAR ENDED SEPTEMBER 30,
 1997
 Allowance for doubtful
  accounts..............  $14,848,000 $6,587,000   $5,363,000   $4,236,000  $22,562,000
                          =========== ==========   ==========   ==========  ===========
YEAR ENDED SEPTEMBER 30,
 1996
 Allowance for doubtful
  accounts..............  $12,941,000 $2,074,000   $1,062,000   $1,229,000  $14,848,000
                          =========== ==========   ==========   ==========  ===========

--------
(1) Reserves acquired in connection with the Walker Drug Company L.L.C. and Gulf Distribution Inc. acquisitions in fiscal 1997 and 1996, respectively.
(2) Accounts written off during year, net of recoveries.