Form 10-Q
period 1998-12-31
AMERISOURCE DISTRIBUTION CORP
filed 1999-02-12
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
              1934 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1998

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 31, 1998 was: Class A--21,368,448, Class B-- 2,750,783; Class C--127,801.

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

 PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (unaudited)
          Consolidated balance sheets--December 31, 1998 and September 30, 1998
          Consolidated statements of operations--Three months ended December
          31, 1998 and December 31, 1997
          Consolidated statements of cash flows--Three months ended December
          31, 1998 and December 31, 1997
          Management's Discussion and Analysis of Financial Condition and
  Item 2. Results of Operations
 PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

ITEM 1. AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1998         1998
                                                      ------------ -------------
                                                      (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $   44,406   $   48,461
  Restricted cash....................................      31,526       37,044
  Accounts receivable less allowance for doubtful
   accounts: 12/98--$24,997, 9/98--$26,477...........     522,044      458,238
  Merchandise inventories............................   1,066,567      870,223
  Prepaid expenses and other.........................       3,150        4,356
                                                       ----------   ----------
    Total current assets.............................   1,667,693    1,418,322
Property and equipment, at cost:
  Land...............................................       3,907        3,907
  Buildings and improvements.........................      33,710       33,339
  Machinery, equipment and other.....................      81,000       81,267
                                                       ----------   ----------
                                                          118,617      118,513
  Less accumulated depreciation......................      58,766       57,724
                                                       ----------   ----------
                                                           59,851       60,789
Other assets, less accumulated amortization:
 12/98--$9,634; 9/98--$8,847.........................      79,374       73,171
                                                       ----------   ----------
                                                       $1,806,918   $1,552,282
                                                       ==========   ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1998         1998
                                                      ------------ -------------
                                                      (UNAUDITED)
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  $  908,529   $  873,181
  Accrued expenses and other.........................      42,158       48,532
  Accrued income taxes...............................      11,629           78
  Deferred income taxes..............................      97,430       93,385
                                                       ----------   ----------
    Total current liabilities........................   1,059,746    1,015,176
Long-term debt:
  Revolving credit facility..........................     331,660      145,000
  Receivables securitization financing...............     299,956      299,948
  Other debt.........................................       8,654        8,813
                                                       ----------   ----------
                                                          640,270      453,761
Other liabilities....................................       8,730        8,036
Stockholders' equity
  Common stock, $.01 par value:
   Class A (voting and convertible):
    50,000,000 shares authorized;
    issued 12/98--21,719,571 shares;
    9/98--21,592,010 shares..........................         217          216
   Class B (non-voting and convertible):
    15,000,000 shares authorized;
    issued 12/98--5,700,783 shares;
    9/98--5,700,783 shares...........................          57           57
   Class C (non-voting and convertible):
    2,000,000 shares authorized;
    issued 12/98--127,801 shares;
    9/98--129,237 shares.............................           1            1
  Capital in excess of par value.....................     249,681      244,664
  Retained earnings (deficit)........................    (145,564)    (163,409)
  Cost of common stock in treasury...................      (6,220)      (6,220)
                                                       ----------   ----------
                                                           98,172       75,309
                                                       ----------   ----------
                                                       $1,806,918   $1,552,282
                                                       ==========   ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                               (UNAUDITED)
                                                             1998       1997
                                                          ---------- ----------
Operating revenue........................................ $2,160,904 $2,254,560
Bulk deliveries to customer warehouses...................      8,762     24,998
                                                          ---------- ----------
Total revenue............................................  2,169,666  2,279,558
Operating cost of goods sold.............................  2,059,211  2,148,954
Cost of goods sold--bulk deliveries......................      8,762     24,998
                                                          ---------- ----------
Total cost of goods sold.................................  2,067,973  2,173,952
                                                          ---------- ----------
Gross profit.............................................    101,693    105,606
Selling and administrative expenses......................     61,013     65,765
Depreciation.............................................      3,500      3,155
Amortization.............................................        256        282
                                                          ---------- ----------
Operating income.........................................     36,924     36,404
Interest expense.........................................      8,141     12,662
                                                          ---------- ----------
Income before taxes......................................     28,783     23,742
Taxes on income..........................................     10,938      9,259
                                                          ---------- ----------
Net income............................................... $   17,845 $   14,483
                                                          ========== ==========
Net income per share..................................... $      .74 $      .61
                                                          ========== ==========
Net income per share--assuming dilution.................. $      .73 $      .60
                                                          ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31
                                                          --------------------
                                                              (UNAUDITED)
                                                            1998       1997
                                                          ---------  ---------
OPERATING ACTIVITIES
 Net income.............................................. $  17,845  $  14,483
 Adjustments to reconcile net income to net cash used in
  operating activities:
  Depreciation...........................................     3,500      3,155
  Amortization...........................................       712        711
  Provision for losses on accounts receivable............       595      3,066
  Gain on disposal of property and equipment.............        (2)      (131)
  Deferred income taxes..................................     4,045        997
  Changes in operating assets and liabilities:
   Restricted cash.......................................     5,518        (23)
   Accounts receivable...................................   (66,525)   (27,609)
   Merchandise inventories...............................  (196,344)   (16,282)
   Prepaid expenses......................................      (100)       245
   Accounts payable, accrued expenses and income taxes...    43,143   (172,023)
  Miscellaneous..........................................         9         77
                                                          ---------  ---------
    NET CASH USED IN OPERATING ACTIVITIES................  (187,604)  (193,334)
INVESTING ACTIVITIES
 Capital expenditures....................................    (2,612)    (2,552)
 Purchase of equity interest in a business...............    (3,551)       --
 Proceeds from sales of property and equipment...........        33      1,291
                                                          ---------  ---------
    NET CASH USED IN INVESTING ACTIVITIES................    (6,130)    (1,261)
FINANCING ACTIVITIES
 Long-term debt borrowings...............................   470,281    774,312
 Long-term debt repayments...............................  (283,775)  (583,105)
 Exercise of stock options...............................     3,173        465
                                                          ---------  ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES............   189,679    191,672
                                                          ---------  ---------
Decrease in cash and cash equivalents....................    (4,055)    (2,923)
Cash and cash equivalents at beginning of period.........    48,461     60,045
                                                          ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $  44,406  $  57,122
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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 1998, the results of operations for the three months ended December 31, 1998 and 1997 and the cash flows for the three months ended December 31, 1998 and 1997 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies and alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drug stores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims which it might have had against

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES the manufacturers for the claims presented by the Plaintiffs in these lawsuits. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at December 31, 1998), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

NOTE 3--EARNINGS PER SHARE

  Earnings per share is computed on the basis of its weighted average number of shares outstanding during the periods presented (24,184,010 and 23,856,067 for the three months ended December 31, 1998 and December 31, 1997, respectively). Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options (249,762 and 367,514 for the three months ended December 31, 1998 and December 31, 1997, respectively).

NOTE 4-STOCK OPTION PLANS

  On December 8, 1998, the Company's Board of Directors approved the AmeriSource Health Corporation 1999 Stock Option Plan (the "1999 Option Plan") and the AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (the "1999 Directors Plan"). The 1999 Option Plan and the 1999 Directors Plan are subject to shareholder approval and provide for the granting of nonqualified stock options to

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES acquire up to 1,600,000 and 175,000 shares of common stock, respectively, at a price not less than the fair market value of the common stock on the date the option is granted. Generally, the option term is ten years and the options vest at the rate of 25% per year, commencing one year following the grant. The number of options to be granted annually under the 1999 Directors Plan is fixed by the plan and such options vest one year from the grant date. Options expire ten years after the date of grant.

NOTE 5--SUBSEQUENT EVENT

  On January 26, 1999 the Company's Board of Directors approved a two-for-one stock split, subject to shareholders authorizing additional shares. Shareholders will receive one additional share for each share held on the anticipated record date of March 3, 1999. As of December 31, 1998, AmeriSource had approximately 24.4 million diluted shares outstanding and that number will increase to approximately 48.9 million. This stock split has not been reflected in the accompanying financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Operating revenue for the fiscal quarter ended December 31, 1998 decreased 4% to $2.2 billion from $2.3 billion in the first quarter of fiscal 1998. The decline from the prior year was due to the termination of service contracts with two major warehousing chains and one large mail order customer in the prior year that accounted for approximately $300 million of revenues in the prior year quarter. During the quarter ended December 31, 1998, sales to hospitals and managed care facilities increased 7%, sales to independent drug store customers increased 5%, and sales to the chain drug store customer group decreased 39%, as compared with the prior year quarter. Future revenues may also be impacted by the continuing consolidation of customers and price competition in the industry. During the quarter ended December 31, 1998 sales to hospitals and managed care facilities accounted for 50% of total revenues, while sales to independent drug stores accounted for 36% and sales to chain drug stores accounted for 14% of the total.

  Gross profit of $101.7 million in the first fiscal quarter of 1999 decreased by 4% from fiscal 1998 due to the decrease in revenue. As a percentage of operating revenue, the gross profit in the first quarter of fiscal 1999 was 4.71% as compared to 4.68% in the prior year period. The increase in gross profit percentage was due to the change in customer mix described above. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and distribution center performance.

  In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, contract administration and purchasing functions, reorganize its pharmaceutical distribution facilities into five regions, and consolidate one pharmaceutical distribution facility into another facility. These initiatives are expected to be completed by the end of 1999 and a charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to this effort. The charge included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million. As of December 31, 1998, approximately 30 employees have been terminated and severance costs of $0.2 million were paid during the quarter ended December 31, 1998. In addition, $0.4 million of lease cancellation costs were expended during the quarter and remaining severance and lease obligations of $4.9 million are included in accrued expenses and other.

  Selling and administrative and depreciation expenses decreased by $4.4 million or 6% in the first quarter of fiscal 1999 compared with the prior year period, and as a percentage of operating revenue, were 2.99% in fiscal 1999 and 3.06% in fiscal 1998. The decrease in expenses was due to a lower provision for bad debts and a reduction in delivery and warehouse expense related to the termination of service contracts with the two warehousing chains.

  Operating income of $36.9 million in the quarter ended December 31, 1998 increased by 1% from the prior year period. The Company's operating margin increased to 1.71% in fiscal 1999 from 1.61% in fiscal 1998. The increase is due to the increase in gross profit percentage discussed above, as well as the reduction in operating expenses as a percentage of operating revenues.

  Interest expense of $8.1 million in the first quarter of fiscal 1999 represents a decrease of 36% compared to the prior year period. The decrease over the prior year was primarily due to decreased borrowings from the prior year in which borrowings increased to fund the Thorofare, NJ expansion and the purchase of Walker Drug Company. Average borrowings during the quarter ended December 31, 1998 were $517 million as compared to average borrowings of $719 million in the prior fiscal year.

  The income tax provision for the quarter ended December 31, 1998 was computed based on an estimate of the full year effective tax rate.

  Net income in the first quarter of fiscal 1999 increased to $17.8 million from $14.5 million in the prior year quarter and net income per share-- assuming dilution was $0.73, a 22% increase over the prior year.

LIQUIDITY AND CAPITAL RESOURCES

  During the quarter ended December 31, 1998, the Company's operating activities used $187.6 million in cash due to increases in merchandise inventories of $196.3 million and accounts receivable of $66.5 million offset in part by increases in accounts payable and accrued expenses of $43.1 million. Merchandise inventories increased due to seasonal purchases to increase safety stock in anticipation of manufacturer shut-downs and in anticipation of manufacturer price increases. Operating cash uses during the fiscal quarter ended December 31, 1998 included $7.5 million in interest payments and $6.1 million of operating cash was provided by net income tax refunds.

  Capital expenditures for the quarter ended December 31, 1998 were $2.6 million and relate principally to investments in warehouse automation, warehouse improvements, and information technology. Similar expenditures of approximately $15 to $17 million are expected to occur later in fiscal 1999.

  Cash provided by financing activities during fiscal 1999 represents borrowings under the Company's revolving credit facility and its Receivables Program primarily to fund its working capital requirements. At December 31, 1998, borrowings under the Company's $500 million revolving credit facility were $331.7 million (at an average interest rate of 6.5%) and borrowings under the $375 million receivables securitization financing were $300.0 million (at an average interest rate of 5.9%). The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No.125. In December 1998, the Company entered into a short-term supplemental $100 million revolving credit agreement with the same terms as its Credit Agreement. This agreement expires March 31, 1999 and is intended to fund seasonal inventory purchases.

  The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposure and does not speculate in derivatives. The Company is required by its Credit Agreement to maintain interest rate cap protection on a minimum of $112.5 million through January 1999 and has interest rate cap agreements expiring in May 1999, which provide protection on $115 million of its long-term borrowings. For every $100 million of unhedged variable rate debt, a 75 basis point increase in interest rates would increase the Company's annual interest expense by $0.75 million.

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

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at December 31, 1998), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

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

 Risks

  Management of the Company believes that it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company or its trading partners not properly complete their Year 2000 plans and become Year 2000 compliant. Such costs and any failure of compliance efforts could have a material adverse effect on the Company. The Company believes that the most likely risks of serious Year 2000 business disruption are external in nature, including continuity of utility, telecommunication and transportation services, and the potential failure of the Company's customers due to their own non-compliance or the non-compliance of their business partners. In addition, the Company may be affected by disruptions in the supply channel due to excess demand for inventory by customers in anticipation of Year 2000 problems. In the event the Company does not properly complete its Year 2000 efforts or is affected by the disruption of outside services, the Company could be unable to take orders, distribute goods, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 could have a material adverse effect on the Company. The Company could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

  Certain information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as such term is defined in Section 27A of the Securities Act and
Section 21E of the Exchange Act. Certain factors such as changes in interest rates, competitive pressures, customer and product mix, inventory investment buying opportunities, regulatory changes, the Year 2000 Issue and capital markets could cause actual results to differ materially from those in forward-looking statements.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  27--Financial Data Schedule

  10.19--Underwriting Agreement, dated February 4, 1999, among the Registrant, the Selling Stockholders--399 Venture Partners, Inc. and Citigroup Foundation--and Donaldson, Lufkin & Jenrette Securities Corporation and the other underwriters named therein.

  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Amerisource Health Corporation

                                                   /s/ Kurt J. Hilzinger
                                          _____________________________________
                                               KURT J. HILZINGER SENIOR VICE
                                            PRESIDENT, CHIEF OPERATING OFFICER
                                                AND CHIEF FINANCIAL OFFICER
                                               (PRINCIPAL FINANCIAL OFFICER)

                                                 /s/ Michael D. DiCandilo
                                          _____________________________________
                                                 MICHAEL D. DICANDILO VICE
                                             PRESIDENT, CONTROLLER (PRINCIPAL
                                                    ACCOUNTING OFFICER)

Date: February 12, 1999