Form 10-Q
period 1999-03-31
AMERISOURCE DISTRIBUTION CORP
filed 1999-05-17
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

 QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
               1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of March 31, 1999 was: Class A--48,416,286, Class B--8,446; Class C--255,602.

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

 PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements (unaudited)
          Consolidated balance sheets--March 31, 1999 and September 30, 1998
          Consolidated statements of operations--Three months ended March 31, 1999 and March 31, 1998
          Consolidated statements of operations--Six months ended March 31, 1999 and March 31, 1998
          Consolidated statements of cash flows--Six months ended March 31, 1999 and March 31, 1998
          Management's Discussion and Analysis of Financial Condition and
  Item 2. Results of Operations
 PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

Item 1. AmeriSource Health Corporation Financial Statements (Unaudited)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                        March 31,  September 30,
                                                          1999         1998
                                                       ----------- -------------
                                                       (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $  119,134   $   48,461
  Restricted cash.....................................     36,340       37,044
  Accounts receivable less allowance for doubtful
   accounts: 3/99--$25,775, 9/98--$26,477.............    480,326      458,238
  Merchandise inventories.............................    942,152      870,223
  Prepaid expenses and other..........................      3,816        4,356
                                                       ----------   ----------
    Total current assets..............................  1,581,768    1,418,322
Property and equipment, at cost:
  Land................................................      3,907        3,907
  Buildings and improvements..........................     34,170       33,339
  Machinery, equipment and other......................     83,283       81,267
                                                       ----------   ----------
                                                          121,360      118,513
  Less accumulated depreciation.......................     61,608       57,724
                                                       ----------   ----------
                                                           59,752       60,789
Other assets, less accumulated amortization:
 3/99--$10,324; 9/98--$8,847..........................     78,005       73,171
                                                       ----------   ----------
                                                       $1,719,525   $1,552,282
                                                       ==========   ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                       March 31,   September 30,
                                                         1999          1998
                                                      -----------  -------------
                                                      (unaudited)
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $  917,292    $  873,181
  Accrued expenses and other.........................     42,518        48,532
  Accrued income taxes...............................      7,927            78
  Deferred income taxes..............................    100,671        93,385
                                                      ----------    ----------
    Total current liabilities........................  1,068,408     1,015,176
Long-term debt:
  Revolving credit facility..........................    210,004       145,000
  Receivables securitization financing...............    299,965       299,948
  Other debt.........................................      8,595         8,813
                                                      ----------    ----------
                                                         518,564       453,761
Other liabilities....................................      8,664         8,036
Stockholders' equity
  Common stock, $.01 par value:
   Class A (voting and convertible):
    100,000,000 shares authorized;
    issued 3/99--49,118,453 shares;
    9/98--43,184,020 shares..........................        491           432
   Class B (non-voting and convertible):
    15,000,000 shares authorized;
    issued 3/99--5,908,445 shares;
    9/98--11,401,566 shares..........................         59           114
   Class C (non-voting and convertible):
    2,000,000 shares authorized;
    issued 3/99--255,602 shares;
    9/98--258,474 shares.............................          3             2
  Capital in excess of par value.....................    254,752       244,390
  Retained earnings (deficit)........................   (125,196)     (163,409)
  Cost of common stock in treasury...................     (6,220)       (6,220)
                                                      ----------    ----------
                                                         123,889        75,309
                                                      ----------    ----------
                                                      $1,719,525    $1,552,282
                                                      ==========    ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                           Three Months Ended
                                                               March 31 ,
                                                          ---------------------
                                                               (unaudited)
                                                             1999       1998
                                                          ---------- ----------
Operating revenue........................................ $2,167,984 $2,192,285
Bulk deliveries to customer warehouses...................      7,909     26,069
                                                          ---------- ----------
Total revenue............................................  2,175,893  2,218,354
Operating cost of goods sold.............................  2,056,758  2,079,272
Cost of goods sold--bulk deliveries......................      7,909     26,069
                                                          ---------- ----------
Total cost of goods sold.................................  2,064,667  2,105,341
                                                          ---------- ----------
Gross profit.............................................    111,226    113,013
Selling and administrative expenses......................     65,110     70,687
Depreciation.............................................      3,500      3,358
Amortization.............................................        254        361
                                                          ---------- ----------
Operating income.........................................     42,362     38,607
Interest expense.........................................      9,510     12,030
                                                          ---------- ----------
Income before taxes......................................     32,852     26,577
Taxes on income..........................................     12,484     10,367
                                                          ---------- ----------
Net income............................................... $   20,368 $   16,210
                                                          ========== ==========
Net income per share..................................... $      .42 $      .34
                                                          ========== ==========
Net income per share--assuming dilution.................. $      .41 $      .33
                                                          ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                            Six Months Ended
                                                                March 31,
                                                          ---------------------
                                                               (unaudited)
                                                             1999       1998
                                                          ---------- ----------
Operating revenue........................................ $4,328,888 $4,446,845
Bulk deliveries to customer warehouses...................     16,671     51,067
                                                          ---------- ----------
Total revenue............................................  4,345,559  4,497,912
Operating cost of goods sold.............................  4,115,969  4,228,226
Cost of goods sold--bulk deliveries......................     16,671     51,067
                                                          ---------- ----------
Total cost of goods sold.................................  4,132,640  4,279,293
                                                          ---------- ----------
Gross profit.............................................    212,919    218,619
Selling and administrative expenses......................    126,123    136,452
Depreciation.............................................      7,000      6,513
Amortization.............................................        510        643
                                                          ---------- ----------
Operating income.........................................     79,286     75,011
Interest expense.........................................     17,651     24,692
                                                          ---------- ----------
Income before taxes......................................     61,635     50,319
Taxes on income..........................................     23,422     19,626
                                                          ---------- ----------
Net income............................................... $   38,213 $   30,693
                                                          ========== ==========
Net income per share..................................... $      .79 $      .64
                                                          ========== ==========
Net income per share--assuming dilution.................. $      .78 $      .63
                                                          ========== ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                            Six Months Ended
                                                                March 31
                                                          ---------------------
                                                              (unaudited)
                                                            1999       1998
                                                          --------  -----------
OPERATING ACTIVITIES
 Net income.............................................. $ 38,213  $    30,693
 Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation...........................................    7,000        6,513
  Amortization, including deferred financing costs.......    1,368        1,501
  Provision for losses on accounts receivable............    2,298        8,383
  Loss (gain) on disposal of property and equipment......       15         (139)
  Deferred income taxes..................................    9,398        1,995
  Changes in operating assets and liabilities:
   Restricted cash.......................................      704      (29,936)
   Accounts receivable...................................  (26,712)      64,640
   Merchandise inventories...............................  (71,929)      58,520
   Prepaid expenses......................................     (738)         446
   Accounts payable, accrued expenses and income taxes...   48,369     (189,118)
  Miscellaneous..........................................      (88)         (47)
                                                          --------  -----------
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES..    7,898      (46,549)
INVESTING ACTIVITIES
 Capital expenditures....................................   (6,087)      (5,171)
 Purchase of equity interest in a business...............   (3,570)         --
 Proceeds from sales of property and equipment...........       57        1,360
                                                          --------  -----------
    NET CASH USED IN INVESTING ACTIVITIES................   (9,600)      (3,811)
FINANCING ACTIVITIES
 Long-term debt borrowings...............................  729,805    1,175,687
 Long-term debt repayments............................... (664,930)  (1,134,953)
 Deferred financing costs and other                            --        (4,207)
 Exercise of stock options...............................    7,500        1,973
                                                          --------  -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES............   72,375       38,500
                                                          --------  -----------
Increase (decrease) in cash and cash equivalents.........   70,673      (11,860)
Cash and cash equivalents at beginning of period.........   48,461       60,045
                                                          --------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $119,134  $    48,185
                                                          ========  ===========


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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three and six months ended March 31, 1999 and 1998 and the cash flows for the six months ended March 31, 1999 and 1998 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

  The Company's earnings per share and share data in the financial statements have been retroactively restated to reflect the effect of a two-for-one stock split declared on March 3, 1999 and distributed on March 24, 1999 to shareholders of record on March 3, 1999.

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

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies and alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drug stores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois. Plaintiffs seek injunctive relief,

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement:
(a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the Plaintiffs in these lawsuits. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at March 31, 1999), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

Note 3--Earnings Per Share

  Earnings per share is computed on the basis of its weighted average number of shares outstanding during the periods presented (48,587,239 and 47,788,746 for the three months ended March 31, 1999 and 1998, respectively; and 48,477,629 and 47,750,440 for the six months ended March 31, 1999 and 1998, respectively). Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options (832,730 and 692,694 for the three months ended March 31, 1999 and 1998, respectively; and 666,127 and 713,858 for the six months ended March 31, 1999 and 1998, respectively). All share data prior to March 1999 has been adjusted for the two-for-one stock split discussed in
Note 1.

Note 4--Subsequent Events

 Merger Agreement

  In April 1999, the Company signed a definitive merger agreement with C.D. Smith Healthcare, Inc. ("C.D. Smith"). Based in St. Joseph, Missouri, C.D. Smith is the seventh largest wholesale pharmaceutical distributor with annual operating revenue of approximately $800 million. Under the terms of the agreement, shareholders of C.D. Smith will receive a fixed exchange of 2.69 million shares of the Company's common stock for all of the outstanding common shares of C.D. Smith. The Company will assume about $89 million in long-term debt for a total transaction value of approximately $169 million based on the Company's stock price on the date of signing. The combination has been structured as a tax-free transaction which will be accounted for as a pooling of interests and is expected to be completed by the end of June, 1999, subject to customary regulatory and C.D. Smith shareholder approval.

 Long-Term Debt Refinancing

  Effective May 14, 1999, the Company, through a consolidated wholly-owned special purpose entity, established a new Receivables Securitization Facility (the "1999 Securitization Facility"), which will provide the Company with up to $325 million in available credit. In connection with the 1999 Securitization Facility, the Company will sell on a revolving basis, certain accounts receivables to the special purpose entity which in turn sells a percentage ownership interest in the receivables to a commercial paper conduit sponsored by a financial institution. The Company will be retained as servicer of the sold accounts receivables. The 1999 Securitization Facility has a term of three years. Interest will be at a rate at which funds are obtained by the financial institution to fund the receivables (short-term commercial paper rates) plus a program fee of 38.5 basis points. The Company is required to pay a commitment fee of 25 basis points on any unused credit in excess of $25 million under the facility. Fees of $0.6 million incurred to establish the 1999 Securitization Facility will be deferred and amortized on a straight-line basis over the term of the 1999 Securitization Facility. The transaction does not qualify as a "sale" in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and, accordingly, the Company accounts for the 1999 Securitization Facility as a financing transaction in its consolidated financial statements.

  Proceeds from the 1999 Securitization Facility will be used to extinguish the Company's existing receivables securitization financing ("Receivables Program") in the fourth quarter of fiscal 1999 which will result in an extraordinary charge of $0.8 million (net of a $0.5 million tax benefit) related to the write-off of unamortized deferred financing fees.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Operating revenue for the three months ended March 31, 1999 decreased 1% from the prior year quarter to $2.2 billion. For the six months ended March 31, 1999, operating revenue was $4.3 billion, a decrease of 3% compared to the prior year period. The decline from the prior year was due to the termination of service contracts with two major warehousing chains and one large mail order customer that accounted for approximately $280 million and $580 million in the prior year second quarter and six-month period, respectively. During the six months ended March 31, 1999, sales to hospitals and managed care facilities increased 6% versus the prior year period as 13% growth in the hospital sector offset the loss of the large mail order customer. Sales to independent drug store customers increased 8% while sales to the chain drug store customer group decreased 37%, as compared with the prior year period. During the six months ended March 31, 1999 sales to hospitals and managed care facilities accounted for 49% of total operating revenue, while sales to independent drug stores accounted for 37% and sales to chain drug stores accounted for 14% of the total. Future revenue may be impacted by the continuing consolidation of customers and price competition in the industry.

  Gross profit of $111.2 million in the second quarter of fiscal 1999 decreased by 2% as compared to the prior year quarter due to the decrease in operating revenue. As a percentage of operating revenue, gross profit in the second quarter of fiscal 1999 was 5.13% as compared to 5.16% in the prior year quarter. For the six months ended March 31, 1999, the gross profit percentage was 4.92% unchanged from the prior year period. The slight decline in gross profit percentage in the quarter was due to changes in the customer mix. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and distribution center performance.

  In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, contract administration and purchasing functions, reorganize its pharmaceuticals distribution facilities into five regions, and consolidate one pharmaceutical distribution facility into another facility. These initiatives are expected to be completed by the end of calendar 1999 and a charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to this effort. The charge included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million. As of March 31, 1999, 11 of 19 pharmaceutical distribution facilities have been converted to the centralized system and the consolidation of the one pharmaceutical distribution into another facility has been completed. As of March 31, 1999, 50 employees have been terminated related to these initiatives and severance costs of $0.8 million have been paid in fiscal 1999. Severance and lease obligations remaining to be paid of $42 million are included in accrued expenses and other.

  Selling and administrative expenses and depreciation decreased by $5.4 million or 7% in the second quarter of fiscal 1999 compared with the prior year period, and as a percentage of operating revenue, were 3.16% in fiscal 1999 and 3.38% in fiscal 1998. For the first six months of fiscal 1999, selling and administrative expenses and depreciation as a percentage of operating revenue were 3.08% versus 3.21% in the prior year period. The decrease in expenses as a percentage of operating revenue in the quarter was due to a lower provision for bad debts and a reduction in delivery and warehouse expense related to the termination of service contracts with the two warehousing chains. These reductions offset costs incurred in the quarter of $1.5 million related to the Company's ongoing centralization efforts and to register the stock of a significant stockholder.

  Operating income of $42.4 million in the quarter ended March 31, 1999 increased by 10% from the prior year period. The Company's operating margin increased to 1.95% in fiscal 1999 from 1.76% in fiscal 1998. For the six months ended March 31, 1999, the operating margin was 1.83% compared to 1.69% in the prior year. The increase is due to the reduction in selling and administrative expenses and depreciation as a percentage of operating revenue discussed above while gross profit margins remained relatively stable.

  Interest expense of $9.5 million in the second quarter of fiscal 1999 represents a decrease of 21% compared to the prior year period. For the six-month period ending March 31, 1999 interest expense was $17.7 million, a decline of 29% from the prior year. The decrease from the prior year was due to a combination of lower borrowing rates on its variable-rate debt facilities as well as reduced average borrowings. Average borrowings during the quarter ended March 31, 1999 were $658 million as compared to average borrowings of $732 million in the period fiscal year. For the six-month period ended March 31, 1999, average borrowings were $587 million versus $726 million in the prior year period. The decrease in borrowings from the prior year was due to the prior year expansion of the Company's Thorofare, NJ facility which led to increased borrowings in the prior year to support duplicate facilities during the expansion.

  The income tax provision for the three and six months ended March 31, 1999 was computed based on an estimate of the full year effective tax rate.

  Net income in the second quarter of fiscal 1999 increased to $20.4 million from $16.2 million in the prior year quarter and net income per share assuming dilution was $0.41, a 24.2% increase over the prior year quarter. For the six months net income per share assuming dilution increased 23.8%.

  The Company's earnings per share and share data in the financial statements have been restated to reflect the effect of a two-for-one stock split declared on March 3, 1999 and distributed on March 24, 1999 to shareholders of record on March 3, 1999.

Liquidity and Capital Resources

  During the six months ended March 31, 1999, the Company's operating activities provided $7.9 million in cash primarily due to net income and increases in accounts payable and accrued expenses of $48.4 million offset by increases in merchandise inventories of $71.9 million and accounts receivable of $26.7 million. Operating cash uses during the six months ended March 31, 1999 included $17.5 million in interest payments and $4.5 million in net income tax payments.

  Capital expenditures for the six months ended March 31, 1999 were $6.1 million and relate principally to investments in warehouse automation, warehouse improvements, and information technology. Similar expenditures of approximately $12 to $14 million are expected to occur later in fiscal 1999.

  Cash provided by financing activities during fiscal 1999 represents borrowings under the Company's revolving credit facility and its Receivables Program primarily to fund its working capital requirements. At March 31, 1999, borrowings under the Company's $500 million revolving credit facility were $210.0 million (at an average interest rate of 5.9%) and borrowings under the $375 million receivables securitization financing were $300.0 million (at an average interest rate of 5.3%). The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. In May, 1999, the Company replaced its existing receivables securitization facility with the $325 million 1999 Securitization Facility. This new facility has a term of three years and interest will be at a rate at which funds are obtained by the financial institution to fund the receivable (short-term commercial paper rates) plus a program fee of 38.5 basis points. The receivables securitization facilities represent financing vehicles utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No.125.

  The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements from time to time to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposure and does not speculate in derivatives. The Company is required by its Credit Agreement to maintain interest rate cap protection on a minimum of $112.5 million through January 1999 and has interest rate cap agreements expiring in May 1999, which provide protection on $115 million of its long-term borrowings. For every $100 million of unhedged variable rate debt, a 75 basis point increase in interest rates would increase the Company's annual interest expense by $0.75 million.

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

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at March 31, 1999), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

Other

  In April 1999, the Company signed a definitive merger agreement with C.D. Smith Healthcare, Inc. ("C.D. Smith"). Based in St. Joseph, Missouri, C.D. Smith is the seventh largest wholesale pharmaceutical distributor with annual operating revenue of approximately $800 million. Under the terms of the Agreement, shareholders of C.D. Smith will receive a fixed exchange of 2.69 million shares of the Company's common stock for all of the outstanding common shares of C.D. Smith. The Company will assume about $89 million in long-term debt for a total transaction value of approximately $169 million based on the Company's stock price on the date of signing. The combination has been structured as a tax-free transaction which will be accounted for as a pooling of interests and is expected to be completed by the end of June 1999, subject to customary regulatory and C.D. Smith shareholder approval. Merger expenses are expected to be $2 to $4 million and will be expensed upon consummation of the merger. In addition, the Company is considering the closure of facilities and restructuring of sales and administrative personnel in connection with the merger that may result in a charge of $6 to $12 million. Long-term debt of C.D. Smith may also be extinguished, resulting in an extraordinary change of $3 to $4 million, net of tax benefits.

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

 Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

  The following estimates of completion percentages and dates are based on the Company's best estimates. However, there can be no guarantee that these dates can be achieved and actual results may differ. For its information technology exposures, to date the Company is approximately 95% complete on the remediation phase and expects to be completed with its software reprogramming and replacement no later than May 31, 1999. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. The Company has completed its initial testing of all remediated systems but will continue to periodically test these systems throughout the year.

  The remediation of operating equipment with embedded chips or software is approximately 95% complete and is expected to be completed by May 31, 1999. Testing of the affected equipment is approximately 95% complete and implementation of affected equipment is 90% complete. Testing and implementation are expected to be complete by June 30, 1999.

 Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

  Many of the Company's customers order products from the Company using ECHO(R), the Company's proprietary software system. ECHO(R) was developed in-house and has been Year 2000 compliant from its inception. The Company also issues the majority of its purchase orders to vendors through the use of Electronic Data Interchange ("EDI"). The Company is approximately 50% complete with its remediation efforts relating to EDI software and expects to be complete by May 31, 1999. Testing and implementation of this software is expected to be completed by June 30, 1999.

  In February 1999, the Company sent surveys to over 6,000 significant customers to assess their Year 2000 compliance. The Company is planning to survey its top 200 vendors in May, 1999 and has also visited its top 50 vendors to assess Year 2000 compliance plans. Based on the nature of their responses, the Company is developing and will continue to develop contingency plans as appropriate. However, the Company has no means of assuring that external customers and vendors will be Year 2000 compliant. The inability of these third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

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

 Contingency Plans

  The Company is developing contingency plans to address the above Year 2000 risks as necessary. Currently contingency plans have been completed for 14 of the 19 drug distribution facilities with the remainder expected to be finalized by the end of May, 1999. Corporately the Company is working on finalizing contingency plans for its centralized data processing system. In the normal course of business, the Company has contingency plans for disruption of business events and intends to augment those plans with specific Year 2000 considerations.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits:

  27--Financial Data Schedule

  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

Date: May 17, 1999