Form 10-Q
period 1999-06-30
AMERISOURCE DISTRIBUTION CORP
filed 1999-08-13
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1999


            Commission                   Registrant, State of Incorporation                 IRS Employer
            File Number                    Address and Telephone Number                 Identification No.
            -----------                    ----------------------------                 ------------------
            33-27835-01              AmeriSource Health Corporation                          23-2546940
                                     (a Delaware Corporation)
                                     (formerly AmeriSource Distribution
                                     Corporation)
                                     P.O. Box 959, Valley Forge,
                                     Pennsylvania 19482
                                     (610) 296-4480

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of June 30, 1999 was: Class A--48,481,286, Class B--8,446; Class C--255,602.

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

PART I.   FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
           Consolidated balance sheets--June 30, 1999 and September 30, 1998
           Consolidated statements of operations--Three months ended June 30, 1999 and June 30, 1998
           Consolidated statements of operations--Nine months ended June 30, 1999 and June 30, 1998
           Consolidated statements of cash flows--Nine months ended June 30, 1999 and June 30, 1998
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
PART II.   OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K

PART 1.   FINANCIAL INFORMATION

Item 1.   AmeriSource Health Corporation Financial Statements (Unaudited)


                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

               CONSOLIDATED BALANCE SHEETS (dollars in thousands)

                                                           June 30,          September 30,
                                                             1999                1998
                                                       --------------      ---------------
                                                          (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................     $   46,061           $   48,461
  Restricted cash.....................................         54,049               37,044
  Accounts receivable less allowance for doubtful
    accounts: 6/99--$25,420, 9/98--$26,477............        485,868              458,238
  Merchandise inventories.............................      1,205,632              870,223
  Prepaid expenses and other..........................          4,273                4,356
                                                           ----------           ----------
     Total current assets.............................      1,795,883            1,418,322

Property and equipment, at cost:
  Land................................................          3,852                3,907
  Buildings and improvements..........................         34,197               33,339
  Machinery, equipment and other......................         85,764               81,267
                                                           ----------           ----------
                                                              123,813              118,513
  Less accumulated depreciation.......................         64,086               57,724
                                                           ----------           ----------
                                                               59,727               60,789
Other assets, less accumulated amortization:
 6/99--$11,145; 9/98--$8,847..........................         59,302               73,171
                                                           ----------           ----------
                                                           $1,914,912           $1,552,282
                                                           ==========           ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                            June 30,            September 30,
                                                              1999                  1998
                                                            --------           --------------
                                                           (unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................    $1,049,916          $  873,181
  Accrued expenses and other............................        39,796              48,532
  Accrued income taxes..................................         9,217                  78
  Deferred income taxes.................................        86,891              93,385
                                                            ----------          ----------
     Total current liabilities..........................     1,185,820           1,015,176

Long-term debt:
  Revolving credit facility.............................       266,730             145,000
  Receivables securitization financing..................       299,974             299,948
  Other debt............................................         8,539               8,813
                                                            ----------          ----------
                                                               575,243             453,761
Other liabilities.......................................         8,661               8,036
Stockholders' equity
  Common stock, $.01 par value:
    Class A (voting and convertible):
     100,000,000 shares authorized;
     issued 6/99--49,183,453 shares;
     9/98--43,184,020 shares............................           492                 432
    Class B (non-voting and convertible):
     15,000,000 shares authorized;
     issued 6/99--5,908,445 shares;
     9/98--11,401,566 shares............................            59                 114
    Class C (non-voting and convertible):
     2,000,000 shares authorized;
     issued 6/99--255,602 shares;
     9/98--258,474 shares...............................             3                   2
  Capital in excess of par value........................       256,039             244,390
  Retained earnings (deficit)...........................      (105,185)           (163,409)
  Cost of common stock in treasury......................        (6,220)             (6,220)
                                                            ----------          ----------
                                                               145,188              75,309
                                                            ----------          ----------
                                                            $1,914,912          $1,552,282
                                                            ==========          ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)



                                                                              Three months ended
                                                                                 June 30, 1999
                                                                      ---------------------------------
                                                                                  (unaudited)
                                                                         1999                 1998
                                                                    ---------------     -----------------

Operating revenue...................................................     $2,251,247            $2,094,510
Bulk deliveries to customer warehouses..............................         10,102                34,682
                                                                         ----------            ----------
Total revenue.......................................................      2,261,349             2,129,192

Operating cost of goods sold........................................      2,147,576             1,995,041
Cost of goods sold - bulk deliveries................................         10,102                34,682
                                                                         ----------            ----------
Total cost of goods sold............................................      2,157,678             2,029,723
                                                                         ----------            ----------
Gross profit........................................................        103,671                99,469

Selling and administrative expenses.................................         61,231                59,009
Depreciation........................................................          3,495                 3,549
Amortization........................................................            257                   343
                                                                         ----------            ----------
Operating income....................................................         38,688                36,568
Interest expense....................................................          6,413                 9,558
                                                                         ----------            ----------
Income before taxes.................................................         32,275                27,010
Taxes on income.....................................................         12,264                10,538
                                                                         ----------            ----------
Net income..........................................................     $   20,011            $   16,472
                                                                         ==========            ==========
Net income per share................................................           $.41                  $.34
                                                                         ==========            ==========
Net income per share - assuming dilution............................           $.41                  $.34
                                                                         ==========            ==========

                See notes to consolidated financial statements

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                          Nine months ended
                                                              June 30,
                                                 ---------------------------------
                                                            (unaudited)
                                                      1999              1998
                                                 --------------    ---------------
Operating revenue................................    $6,580,135         $6,541,355
Bulk deliveries to customer warehouses...........        26,773             85,749
                                                     ----------         ----------
Total revenue....................................     6,606,908          6,627,104


Operating cost of goods sold.....................     6,263,545          6,223,267
Cost of goods sold--bulk deliveries..............        26,773             85,749
                                                     ----------         ----------
Total cost of goods sold.........................     6,290,318          6,309,016
                                                     ----------         ----------
Gross profit.....................................       316,590            318,088


Selling and administrative expenses..............       187,354            195,461
Depreciation.....................................        10,495             10,062
Amortization.....................................           767                986
                                                     ----------         ----------
Operating income.................................       117,974            111,579
Interest expense.................................        24,064             34,250
                                                     ----------         ----------
Income before taxes..............................        93,910             77,329
Taxes on income..................................        35,686             30,164
                                                     ----------         ----------
Net income.......................................    $   58,224         $   47,165
                                                     ==========         ==========
Net income per share.............................         $1.20               $.99
                                                     ==========         ==========
Net income per share--assuming dilution..........         $1.19               $.97
                                                     ==========         ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                           Nine months ended
                                                                                                June 30
                                                                                 -------------------------------------
                                                                                              (unaudited)
                                                                                        1999               1998
                                                                                   --------------      -------------
OPERATING ACTIVITIES
 Net income..................................................................        $    58,224        $    47,165
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation...............................................................             10,495             10,062
  Amortization, including deferred financing costs...........................              2,281              2,273
  Provision for losses on accounts receivable................................              2,765              8,505
  Loss (gain) on disposal of property and equipment..........................                235                (64)
  Deferred income taxes......................................................             15,267              5,039
  Changes in operating assets and liabilities:
    Restricted cash..........................................................            (17,005)           (56,126)
    Accounts receivable......................................................            (32,384)            79,023
    Merchandise inventories..................................................           (335,409)           141,717
    Prepaid expenses.........................................................             (1,195)              (866)
    Accounts payable, accrued expenses and income taxes......................            178,645           (188,954)
  Miscellaneous..............................................................               (336)               (33)
  Payment of merger fees.....................................................                 --             (6,526)
                                                                                 ---------------     --------------
     NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES.....................           (118,417)            41,215
INVESTING ACTIVITIES
 Capital expenditures........................................................            (10,458)            (7,855)
 Purchase of equity interest in a business...................................             (3,570)                --
 Proceeds from sales of property and equipment...............................                707              1,429
                                                                                 ---------------     --------------
     NET CASH USED IN INVESTING ACTIVITIES...................................            (13,321)            (6,426)
FINANCING ACTIVITIES
 Long-term debt borrowings...................................................          1,130,577          1,386,219
 Long-term debt repayments...................................................         (1,009,024)        (1,434,420)
 Deferred financing costs and other..........................................               (549)                52
 Exercise of stock options...................................................              8,334              4,878
                                                                                 ---------------     --------------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.....................            129,338            (43,271)
                                                                                 ---------------     --------------
Decrease in cash and cash equivalents........................................             (2,400)            (8,482)
Cash and cash equivalents at beginning of period.............................             48,461             60,045
                                                                                 ---------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................        $    46,061        $    51,563
                                                                                 ===============     ==============

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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and nine months ended June 30, 1999 and 1998 and the cash flows for the nine months ended June 30, 1999 and 1998 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 2 - Legal Matters and Contingencies - (continued)

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

  On April 4, 1996, the District Court granted the Company's motion for summary judgment in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgment to the United States Court of Appeals for the Seventh Circuit. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgment in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court; the petition was denied. Trial in the class case commenced in the United States District Court for the Northern District of Illinois on September 23, 1998. After a ten-week trial, the Court granted all of the defendants motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other
defendants.   Plaintiffs appealed the dismissal of their claims to the Court of
Appeals, which on July 13, 1999, affirmed the decision of the District Court as to the Company and the other wholesaler defendents. Plaintiffs may ask for a rehearing or appeal their decision.

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

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other long-term liabilities on the accompanying consolidated balance sheet ($3.8 million at June 30, 1999), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time, although the Company intends to vigorously enforce its rights and remedies.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 3--Earnings Per Share

  Earnings per share is computed on the basis of its weighted average number of shares outstanding during the periods presented (48,712,834 and 47,966,908 for the three months ended June 30, 1999 and 1998, respectively; and 48,556,031 and 47,822,596 for the nine months ended June 30, 1999 and 1998, respectively). Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares outstanding during the period plus the dilutive effect of stock options (367,582 and 592,342 for the three months ended June 30, 1999 and 1998, respectively; and 566,612 and 673,300 for the nine months ended June 30, 1999 and 1998, respectively). All share data prior to March 1999 has been adjusted for the two-for-one stock split discussed in Note 1.

Note 4--Long-Term Debt

  Effective May 14, 1999, the Company, through a consolidated wholly-owned special purpose entity, established a new Receivables Securitization Facility (the "1999 Securitization Facility"), which will provide the Company with up to $325 million in available credit. In connection with the 1999 Securitization Facility, the Company will sell on a revolving basis certain accounts receivables to the special purpose entity which in turn sells a percentage ownership interest in the receivables to a commercial paper conduit sponsored by a financial institution. The Company was retained as servicer of the sold accounts receivables. The 1999 Securitization Facility has a term of three years. Interest will be at a rate at which funds are obtained by the financial institution to fund the receivables (short-term commercial paper rates) plus a program fee of 38.5 basis points. The Company is required to pay a commitment fee of 25 basis points on any unused credit in excess of $25 million under the facility. Fees of $0.5 million incurred to establish the 1999 Securitization Facility were deferred and will be amortized on a straight-line basis over the term of the 1999 Securitization Facility. The transaction does not qualify as a "sale" in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and, accordingly, the Company accounts for the 1999 Securitization Facility as a financing transaction in its consolidated financial statements.

  Proceeds from the 1999 Securitization Facility were used to extinguish the Company's existing receivables securitization financing ("Receivables
Program") in the fourth quarter of fiscal 1999 and will result in an extraordinary charge of $0.7 million (net of a $0.4 million tax benefit) related to the write-off of unamortized deferred financing fees.


Note 5--Subsequent Event

 Merger Agreement

  On July 8, 1999, the Company acquired C.D. Smith Healthcare, Inc. ("C.D. Smith"). Based in St. Joseph, Missouri, C.D. Smith is the seventh largest wholesale pharmaceutical distributor with annual operating revenue of approximately $800 million. Shareholders of C.D. Smith received a fixed exchange of 2.69 million shares of the Company's common stock for all of the outstanding common shares of C.D. Smith. The Company assumed $78 million in long-term debt for a total transaction value of approximately $147 million based on the Company's closing stock price on July 8, 1999. The assumed long-term debt was immediately extinguished with funds provided by the Company's revolving credit facility, resulting in an extraordinary charge, net of taxes, in the fourth quarter of fiscal 1999 of approximately $3.0, relating to prepayment penalties and the write-off of unamortized deferred financing fees. The combination has been structured as a tax-free transaction which will be accounted for as a pooling of interests.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Operating revenue for the three months ended June 30, 1999 increased 7% from the prior year quarter to $2.3 billion. For the nine months ended June 30, 1999, operating revenue was $6.6 billion, an increase of 1% compared to the prior year period. The increase from the prior year was impacted by the termination of service contracts in the prior year with two major warehousing chains and one large mail order customer that accounted for approximately $125 million and $705 million of revenue in the prior year third quarter and nine-month period, respectively. No revenues occurred with these three accounts subsequent to June 30, 1998, therefore, future quarterly comparisons to prior year periods will not be impacted by their loss. During the nine months ended June 30, 1999, sales to hospitals and managed care facilities increased 9% versus the prior year period as 16% growth in the hospital sector offset the loss of the large mail order customer. Sales to independent drug store customers increased 8% while sales to the chain drug store customer group decreased 31%, as compared with the prior year period. During the nine months ended June 30, 1999, sales to hospitals and managed care facilities accounted for 50% of total operating revenue, while sales to independent drug stores accounted for 36% and sales to chain drug stores accounted for 14% of the total. Future revenue may be impacted by the continuing consolidation of customers and price competition in the industry.

  Gross profit of $103.7 million in the third quarter of fiscal 1999 increased by 4% as compared to the prior year quarter due to the increase in operating revenue. As a percentage of operating revenue, gross profit in the third quarter of fiscal 1999 was 4.61% as compared to 4.75% in the prior year quarter. For the nine months ended June 30, 1999, the gross profit percentage was 4.81% as compared to 4.86% in the prior year period. The decline in gross profit percentage for the quarter and the nine months ended June 30, 1999 were due to changes in the customer mix and price competition in the industry. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and distribution center performance.

  In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, contract administration and purchasing functions, reorganize its pharmaceuticals distribution facilities into five regions, and consolidate one pharmaceutical distribution facility into another facility. These initiatives are expected to be completed by the end of calendar 1999 and a charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to this effort. The charge included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million. As of June 30, 1999, 14 of 19 pharmaceutical distribution facilities have been converted to the centralized system and the consolidation of the one pharmaceutical distribution into another facility has been completed. As of June 30, 1999, 104 employees have been terminated related to these initiatives and severance costs of $1.4 million have been paid in fiscal 1999. Severance and lease obligations remaining to be paid of $2.8 million are included in accrued expenses and other.

  Selling and administrative expenses and depreciation increased by $2.2 million or 3% in the third quarter of fiscal 1999 compared with the prior year period, and as a percentage of operating revenue, were 2.88% in fiscal 1999 and 2.99% in fiscal 1998. For the first nine months of fiscal 1999, selling and administrative expenses and depreciation as a percentage of operating revenue were 3.01% versus 3.14% in the prior year period. The decrease in expenses as a percentage of operating revenue in the quarter and the nine months was due to a shift in customer mix away from warehousing chains, which lowered delivery and warehouse expense, as well as continued productivity improvements. In addition, the nine months ended June 30, 1999, benefited from a lower bad debt provision than in the prior year period. These reductions offset costs incurred in the quarter and nine months of $1.0 and $4.1 million, respectively related to the Company's ongoing centralization efforts.

  Operating income of $38.7 million in the quarter ended June 30, 1999 increased by 6% from the prior year period. The Company's operating margin decreased to 1.72% in fiscal 1999 from 1.75% in fiscal 1998. For the nine months ended June 30, 1999, the operating margin was 1.79% compared to 1.71% in the prior year. The decrease in the quarter is due to the reduction in gross profit margin discussed above. The increase for the nine-month period is due to the reduction in operating expenses discussed above.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

  Interest expense of $6.4 million in the third quarter of fiscal 1999 represents a decrease of 33% compared to the prior year period. For the nine-month period ending June 30, 1999, interest expense was $24.1 million, a decline of 30% from the prior year. The decrease from the prior year was due to a combination of lower borrowing rates on its variable-rate debt facilities as well as reduced average borrowings. Average borrowings during the quarter ended June 30, 1999 were $442 million as compared to average borrowings of $588 million in the prior year period. For the nine-month period ended June 30, 1999, average borrowings were $ 539 million versus $ 680 million in the prior year period. The decrease in borrowings from the prior year was due to the prior year expansion of the Company's Thorofare, NJ facility which led to increased borrowings in the prior year to support duplicate facilities during the expansion. Average borrowings and interest expenses are expected to increase in the fourth quarter due to the acquisition of C.D. Smith and increases in inventory levels for seasonal buying opportunities and to address year 2000 supply concerns.

  The income tax provision for the three and nine months ended June 30, 1999 was computed based on an estimate of the full year effective tax rate.

  Net income in the third quarter of fiscal 1999 increased to $20.0 million from $16.5 million in the prior year quarter and net income per share assuming dilution was $0.41, a 20.6% increase over the prior year quarter. For the nine months net income per share assuming dilution increased 22.7%.

  The Company's earnings per share and share data in the financial statements have been restated to reflect the effect of a two-for-one stock split declared on March 3, 1999 and distributed on March 24, 1999 to shareholders of record on March 3, 1999.


Liquidity and Capital Resources

  During the nine months ended June 30, 1999, the Company's operating activities used $118.4 million in cash primarily due to increases in merchandise inventories of $335.4 million and accounts receivable of $32.4 million offset by net income and increases in accounts payable and accrued expenses of $178.6 million. Inventories increased to support new customer contracts, provide for seasonal buying opportunities and to address year 2000 supply concerns. Operating cash uses during the nine months ended June 30, 1999 included
$24.1 million in interest payments and $10.5 million in net income tax payments.

  Capital expenditures for the nine months ended June 30, 1999 were $10.5 million and relate principally to investments in warehouse automation, warehouse improvements, and information technology. Similar expenditures of approximately $3 to $5 million are expected to occur in the fourth quarter of fiscal 1999.

  Cash provided by financing activities during fiscal 1999 represents borrowings under the Company's revolving credit facility and its Receivables Program primarily to fund its working capital requirements. At June 30, 1999, borrowings under the Company's $500 million revolving credit facility were $266.7 million and borrowings under the $375 million receivables securitization financing were $300.0 million. The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. In May, 1999, the Company entered into a new $325 million receivables securitization facility "The 1999 Securitization Facility" to replace its previous facility. The 1999 Securitization Facility was funded in July, 1999. This new facility has a term of three years and interest will be at a rate at which funds are obtained by the financial institution to fund the receivable (short-term commercial paper rates) plus a program fee of 38.5 basis points. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and notes receivable, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No. 125.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

  The Company's operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and interest currently payable on outstanding debt. The Company's primary ongoing cash requirements will be to finance working capital, fund payment of interest on indebtedness, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements. However, the Company is considering entering into a supplemental credit facility of up to $200 million to provide liquidity for potential year 2000 disruptions and seasonal buying opportunities.

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

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at June 30, 1999), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future. The Company is investigating the possibility of asserting claims against responsible parties for recovery of these costs. Whether or not any recovery may be forthcoming is unknown at this time.

Other

  In July 1999, the Company acquired C.D. Smith Healthcare, Inc. ("C.D.
Smith"). Based in St. Joseph, Missouri, C.D. Smith is the seventh largest wholesale pharmaceutical distributor with annual operating revenue of approximately $800 million. Shareholders of C.D. Smith received a fixed exchange of 2.69 million shares of the Company's common stock for all of the outstanding common shares of C.D. Smith. The Company assumed approximately $78 million in long-term debt for a total transaction value of approximately $147 million based on the Company's stock price on the closing date. The combination has been structured as a tax-free transaction which will be accounted for as a pooling of interests. Merger expenses are expected to be $3 to $4 million and will be expensed in the fourth quarter of fiscal 1999. In addition, the Company is considering the closure of facilities and restructuring of sales and administrative personnel in connection with the merger that may result in a pre-tax charge of $6 to $12 million in the fourth quarter of fiscal 1999. Long-term debt of C.D. Smith was also extinguished, resulting in an extraordinary charge in the fourth quarter of fiscal 1999 of $ 3.0 million, net of tax benefits.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

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

 Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

  The following estimates of completion percentages and dates are based on the Company's best estimates. However, there can be no guarantee that these dates can be achieved and actual results may differ. For its information technology exposures, the Company has completed the remediation phase, including software reprogramming and replacement. Once software is reprogrammed or replaced for a system, the Company begins testing and implementation. These phases run concurrently for different systems. The Company has completed its initial testing of all remediated systems but will continue to periodically test these systems throughout the year.

  The remediation of operating equipment with embedded chips or software has also been completed. Initial testing of the affected equipment and implementation of affected equipment is complete, however, ongoing testing will be required throughout the year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

 Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

  Many of the Company's customers order products from the Company using ECHO(R), the Company's proprietary software system. ECHO(R) was developed in-house and has been Year 2000 compliant from its inception. The Company also issues the majority of its purchase orders to vendors through the use of Electronic Data Interchange ("EDI"). The Company is complete with its remediation efforts relating to EDI software, and expects to continue testing with its vendors throughout the remainder of the year.

In February 1999, the Company sent surveys to over 6,000 customers to assess their Year 2000 compliance. The Company surveyed its top 100 vendors in May, 1999 and has also visited the majority of its top 50 vendors to assess Year 2000 compliance plans. Based on the nature of their responses, the Company has developed and will continue to develop contingency plans as appropriate. However, the Company has no means of assuring that external customers and vendors will be Year 2000 compliant. The inability of these third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

 Contingency Plans

  The Company is continuing to refine its contingency plans to address the above Year 2000 risks as necessary. Contingency plans have been completed for all of its drug distribution facilities. The Company is working on finalizing contingency plans for its centralized data processing system. In addition, as previously mentioned, the Company is considering entering into a supplemental credit facility of up to $200 million to protest itself against any potential year 2000 disruptions. In the normal course of business, the Company has contingency plans for disruption of business events and intends to augment those plans with specific Year 2000 considerations.

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

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits:

   27--Financial Data Schedule

   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Amerisource Health Corporation

                                        /s/ George L. James III
                          ------------------------------------------------------
                                           George L. James III
                          Vice President and Chief Financial Officer (Principal
                                            Financial Officer)


                                        /s/ Michael D. DiCandilo
                          ------------------------------------------------------
                                           Michael D. DiCandilo
                                        Vice President, Controller
                                      (Principal Accounting Officer)

Date: August 13, 1999