Form 10-K
period 1999-09-30
AMERISOURCE DISTRIBUTION CORP
filed 1999-12-28
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------
                                   FORM 10-K
                                 ------------

(Mark One)       Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 [Fee Required]
      [X]
                  For the Fiscal Year Ended September 30, 1999

                                      OR

      [_]     Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 [No Fee Required]

              For the transition period from       to


   Commission        Registrant, State of Incorporation           IRS Employer
   File Number          Address and Telephone Number          Identification No.
   -----------       ----------------------------------       ------------------
   33-27835-01         AmeriSource Health Corporation               23-2546940
                          (a Delaware Corporation)
                          300 Chester Field Parkway
                             Malvern, PA 19355
                               (610) 296-4480


Securities Registered Pursuant to
  Section 12(b) of the Act:            AmeriSource Health Corporation:  NONE

Securities Registered Pursuant to
  Section 12(g) of the Act:            AmeriSource Health Corporation: COMMON
                                        STOCK, $.01 PAR VALUE PER SHARE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Non-affiliates of AmeriSource Health Corporation, as of December 1, 1999, held 49,092,588 shares of voting stock. The registrant's voting stock is traded on the New York Stock Exchange under the trading symbol "AAS." The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the closing price of such stock on the New York Stock Exchange on December 1, 1999 and the assumption for this computation only that 399 Venture Partners, Inc. and all directors and executive officers of the registrant are affiliates) was $610,589,063.25.

The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 1, 1999 was: Class A--51,178,274; Class B--8,446; Class C--165,346.

                      Documents Incorporated by Reference

Portions of the following document are incorporated by reference in the Part of this report indicated below:

Part III--Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART I

Item 1. Business

  AmeriSource Health Corporation, through its direct wholly-owned subsidiary AmeriSource Corporation (referred to collectively as "AmeriSource" and the "Company"), is the fourth largest full-service wholesale distributor of pharmaceutical products and related health care services in the United States. The Company serves its customers nationwide through 22 drug distribution facilities and three specialty products distribution facilities. AmeriSource is typically the primary source of supply to its customers and offers a broad range of services designed to enhance the operating efficiencies and the competitive positions of its customers and suppliers. The Company benefits from a diverse customer base that includes hospitals and managed care facilities (48%), independent community pharmacies (39%) and chain drug stores, including pharmacy departments of supermarkets and mass merchandisers (13%).

  Over the past five years, AmeriSource has achieved significant growth in revenues and operating income before unusual items. The Company's operating revenues have increased from $4.3 billion in fiscal 1994 to $9.8 billion in fiscal 1999, a compound annual growth rate of 17.8%, while operating income before unusual items and amortization increased from $86.3 million in fiscal 1994 to $175.9 million in fiscal 1999, a compound annual growth rate of 15.3%. The Company's growth is primarily the result of overall industry growth, market share gains in existing markets, acquisitions, and geographic expansion.

  AmeriSource Health Corporation was incorporated in Delaware in 1988. The address of the principal executive office of the Company is 300 Chester Field Parkway, Malvern, PA 19355. The telephone number is (610) 296-4480.

Business Strategy

  Over the past five years, AmeriSource has significantly expanded its national presence as a leading, innovative wholesale distributor of pharmaceutical products and related health care services. The Company believes it is well-positioned to continue its revenue growth and increase operating income by providing solutions and services to its existing and potential customers and through the execution of the following key elements of its business strategy:


  . Increasing Market Share in Existing Markets. The Company believes that it is well-positioned to continue to grow in its existing markets by: (i) providing superior distribution services coupled with advanced information systems to reduce costs throughout the pharmaceutical supply channel; (ii) continuing to develop or acquire specialty value-added services and programs, including internet based services and programs, to improve the competitiveness of its customers and suppliers; (iii) continuing to expand geographically by further penetrating select market areas where the Company has in the last few years opened distribution centers or acquired other distributors; (iv) maintaining its low-cost operating structure to ensure that the Company's services are priced competitively in the marketplace; and (v) continuing its decentralized operating structure to respond to customers' needs more quickly and efficiently and to ensure the continued development of local and regional management talent. These factors have allowed AmeriSource to compete effectively in the marketplace and generate above-average industry sales growth over the last five years.

  . Continuing Growth of Specialty Services. The Company works closely with both customers and suppliers to develop an extensive range of specialty services. In addition to enhancing the Company's profitability, these services increase customer loyalty and strengthen the Company's overall role in the pharmaceutical supply channel. These services include:
    ECHO(R), a proprietary software system providing sophisticated ordering and inventory management assistance to hospital and retail customers; Family Pharmacy(R), which enables small chain and independent community pharmacies to compete more effectively through access to disease management and pharmaceutical care programs, pharmaceutical benefit programs and merchandising programs, as well as the internet; Income Rx(R) and AmeriSource Select(R), providing an integral value-added service to retail and hospital pharmacy customers by continually reviewing the marketplace for generic products that offer the best price, quality and availability; American Health

   Packaging, the Company's state-of-the-art packaging facility in Columbus, Ohio; MedAssesstm, the Company's innovative patient care program designed to help pharmacies generate new patient care revenue by providing specialized services such as continuing education, self-directed training, and the MedAssesstm patient care software; The Diabetes Shoppe, which develops pharmacy-based diabetes care centers to market over 600 specialized products and training for the diabetes patient; and Health Services Plus(R), which distributes vaccines, injectables, plasma and oncology products to alternate care sites such as clinics, physicians, and surgery centers. Many of the above services, including ECHO(R) and Family Pharmacy(R) are in the process of being modified to include an internet platform to enable the Company's customers to participate in the evolving internet-based pharmacy business. In addition, the Company has purchased a 19.9% interest in ADDS, Inc., a leading provider of e-commerce medications management solutions for the healthcare industry.

  . Acquisition Opportunities. The Company believes that opportunities may arise to acquire local and regional drug wholesale companies or other companies or product lines which will complement its existing business.

  . Maintain Low-Cost Operating Structure. AmeriSource believes it has one of the lowest operating cost structures among its four major national competitors. Over the past five years, the Company has significantly reduced operating expenses as a percentage of revenues. Specifically, the Company has reduced its selling and administrative expenses and depreciation as a percentage of operating revenues from 3.60% in fiscal 1994 to 3.04% in fiscal 1999. In addition, the Company continues to achieve productivity and operating income gains from continued investments in advanced management information systems, centralizing selected support functions, warehouse automation technology, and operating leverage due to increased volume per Rx distribution facility. The addition of new facilities was accomplished with minimal incremental investment in corporate overhead. As these facilities continue to expand in their regional markets, the Company believes that its growth and profitability will be further enhanced.

Industry Overview

  The Company has benefited from the significant growth of the full-service drug wholesale industry in the United States. Industry sales grew from $30 billion in 1990 to $77 billion in 1998. The factors contributing to this growth, and the sources of future growth for the industry, include (i) an aging population, (ii) the introduction of new pharmaceuticals, (iii) the increased use of outpatient drug therapies, and (iv) rising pharmaceutical prices.

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

  Introduction of New Pharmaceuticals. Traditional research and development as well as the advent of new research, production and delivery methods, such as biotechnology and gene research and therapy, continue to generate new compounds and delivery methods that are more effective in treating diseases. These compounds have been responsible for significant increases in pharmaceutical sales. The Company believes that ongoing research and development expenditures by the leading pharmaceutical manufacturers will contribute to continued growth of the industry.

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

  Pharmaceutical Price Increases By Drug Manufacturers. The Company believes that price increases by pharmaceutical manufacturers will continue to equal or exceed the overall Consumer Price Index. The Company believes that these increases will be due in large part to the relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the development, clinical testing and Food and Drug Administration ("FDA") approval of new products.

  At the same time that sales through the wholesale drug industry have grown, the number of pharmaceutical wholesalers in the United States has decreased from 139 at the end of 1980 to approximately 42 as of September 1999. Industry analysts expect this consolidation trend to continue, with the industry's largest companies increasing their percentage of total industry sales.

Operations

  Decentralized Operating Structure. The Company believes that operating economies of scale exist principally at the distribution facility level. AmeriSource currently operates 22 drug distribution facilities and three specialty products distribution facilities, organized into five regions across the United States. Unlike its more centralized competitors, the Company is structured as an organization of locally managed profit centers. Management of each distribution facility has responsibility for its own financial performance. The distribution facility's results, including earnings and achievement of asset management goals, have a direct impact on management compensation at these facilities. The distribution facilities utilize the Company's corporate staff for marketing, financial, purchasing, legal and executive management resources and corporate coordination of asset and working capital management. In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, and contract administration and purchasing functions. As of December 1999, 18 drug distribution facilities have been centralized. The Company believes that the centralization of these administrative functions will result in future efficiencies without affecting the Company's decentralized operations and management.

  Sales and Marketing. The Company has an organization of over 215 sales professionals organized regionally and specialized by customer class. Customer service representatives are located in each distribution facility in order to respond to customer needs in a timely and effective manner. In addition, a specially trained group of telemarketing representatives makes regular contact with customers regarding special promotions. The Company's corporate marketing department designs and develops the Company's array of value-added programs and works with manufacturer suppliers to develop national promotions. Tailored to specific customer classes, these programs can be further customized at the distribution facility level to adapt to local market conditions. The marketing department gathers and disseminates information to each operating unit in order to enhance its competitive effectiveness.

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

  The following table presents certain information on a fiscal year basis regarding the Company's operating units in the aggregate.

                                          Fiscal Year Ended September 30,
                                    --------------------------------------------
                                      1995     1996     1997     1998     1999
                                    -------- -------- -------- -------- --------
                                        (dollars in millions; square feet in
                                                     thousands)
Operating revenue.................  $4,876.3 $5,806.1 $8,173.7 $9,373.5 $9,760.1
Number of Rx distribution
 facilities.......................        19       21       22       23       22
Average revenue/Rx distribution
 facility.........................  $  255.1 $  274.6 $  366.9 $  398.8 $  432.4
Total square feet (Rx facilities).   1,519.1  1,889.7  2,318.1  2,286.0  2,174.4
Average revenue/square foot (in
 whole dollars) (Rx facilities)...  $  3,191 $  3,052 $  3,482 $  4,012 $  4,375

  Customers and Markets. The Company has a diverse customer base that includes hospitals and managed care facilities, independent community pharmacies and chain drug stores, including pharmacy departments of supermarkets and mass merchandisers. The Company offers a broad range of services designed to enhance the operating efficiencies and competitive positions of its customers and suppliers. In addition, AmeriSource is typically the primary source of supply for its customers. The table below summarizes how the Company's customer sales mix has changed over the last five fiscal years.

                                       Fiscal Year Ended September 30,
                         -----------------------------------------------------------
                            1995        1996        1997        1998        1999
                         ----------- ----------- ----------- ----------- -----------
                                            (dollars in millions)
Hospitals and Managed
 Care Facilities........ $2,422  50% $2,675  46% $3,710  45% $4,200  45% $4,650  48%
Independents............  1,601  33%  2,057  35%  2,929  36%  3,567  38%  3,855  39%
Chains..................    853  17%  1,074  19%  1,535  19%  1,606  17%  1,255  13%
                         ------ ---- ------ ---- ------ ---- ------ ---- ------ ----
   Total operating
    revenue............. $4,876 100% $5,806 100% $8,174 100% $9,373 100% $9,760 100%
                         ====== ==== ====== ==== ====== ==== ====== ==== ====== ====

  No single customer represented more than 5% of the Company's total operating revenues during fiscal 1999, except for the federal government, which accounted for approximately 18%. Excluding the federal government, the Company's top ten customers represented approximately 9% of total operating revenues during fiscal 1999. A profile of each customer class follows:

  . Hospitals and Managed Care Facilities. AmeriSource is one of the nation's top distributors in serving the hospital and managed care market. Because hospitals and managed care facilities purchase large volumes of high-priced, easily handled pharmaceuticals, the Company benefits from quick turnover of both inventory and receivables and lower-than average operating expenses. Sales to hospitals and managed care facilities have grown at a compound rate of 17.7% from fiscal 1995 through fiscal 1999.

  . Independents. Independent community pharmacy owners provide the greatest opportunity for the Company's value-added services. The Company's sales to independent customers have risen at a compound rate of 24.6% from fiscal 1995 through fiscal 1999 due to the general growth within this customer class, the Company's recent acquisition activity, and the success of the Company's customized marketing and merchandising programs, such as its Family Pharmacy(R) program.

  . Chains. This class includes chain drug stores, including pharmacy departments of supermarkets and mass merchandisers. The Company's sales to chains have risen at a compound rate of 10.1% from fiscal 1995 through fiscal 1999. This growth rate reflects new contracts with several retail chains as well as the growth of existing retail chain customers. However, sales to chain drug stores decreased to 13% of operating revenue in fiscal 1999 due to the termination of service contracts with two large warehousing drug chains in fiscal 1998.

  Suppliers. AmeriSource obtains pharmaceutical and other products from a number of manufacturers, none of which accounted for more than approximately 8% of its net sales in fiscal 1999. The five largest suppliers in fiscal 1999 accounted for approximately 28% of net sales. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The Company has agreements with many of its suppliers which generally require the Company to maintain an adequate quantity of a supplier's products in inventory.

The majority of contracts with suppliers are terminable upon 30 days notice by either party. The loss of certain suppliers could adversely affect the Company's business if alternate sources of supply were unavailable. The Company believes that its relationships with its suppliers are good.

  Management Information Systems. The Company has continually invested in advanced management information systems and automated warehouse technology. The Company's management information systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. The Company's customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing the basis for a number of the value-added services the Company provides to its customers, including marketing data, inventory replenishment, single-source billing, computer price updates and price labels. During 1999, the Company successfully closed six data processing centers and converted 18 (including 3 in December
1999) pharmaceutical distribution facilities into one centralized management information system. Three remaining pharmaceutical distribution facilities are scheduled to be converted in fiscal 2000. This initiative allowed the Company to improve its information capabilities and eliminate redundant processing and computer operating expenditures. AmeriSource believes that its management information systems are capable of serving its needs for the foreseeable future.

Competition

  The Company engages in the wholesale distribution of pharmaceuticals, health and beauty aids and other products in a highly competitive environment. The Company competes with numerous national and regional distributors, some of which are larger and have greater financial resources than the Company. The Company's national competitors include McKessonHBOC, Inc., Bergen Brunswig Corporation, Cardinal Health, Inc., and Bindley Western Industries, Inc. In addition, the Company competes with regional and local distributors, direct-selling manufacturers, warehousing chain drug stores, and other specialty distributors. Competitive factors include value-added service programs, breadth of product line, price, service and delivery, credit terms and customer support. There can be no assurance that the Company will not encounter increased competition in the future that could adversely affect the Company's business. The drug wholesale industry continues to undergo significant consolidation, with the number of wholesalers in the continental United States declining from 139 at the end of 1980 to approximately 42 as of September 1999.

Employees

  As of September 30, 1999, the Company employed approximately 3,600 persons, of which approximately 3,400 were full-time employees. Approximately 12% of full and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

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

  The Company is aware that at its former Charleston, South Carolina distribution center there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site by third parties over thirty years ago. The Company's environmental consulting firm conducted a soil survey and a groundwater study during fiscal 1994 and 1995. The results of the studies indicate that there is lead on-site at levels requiring further investigation and potential remediation. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company is working with the appropriate state and federal regulatory agencies regarding further tests and potential site remediation. That negotiation, investigation and remediation could take several years and the actual costs may differ from the liability that has been recorded. The accrued liability ($3.8 million at September 30, 1999), which is reflected in other liabilities in the Company's consolidated balance sheet, is based on the present estimate of the extent of contamination, choice of remedy, and enacted laws and regulations, including remedial standards; however, changes in any of these could affect the estimated liability.

Acquisitions

  In July 1999, the Company acquired C.D. Smith Healthcare, Inc. ("C.D. Smith"), a regional wholesale pharmaceutical distributor based in St. Joseph, Missouri. The Company exchanged approximately 2.44 million shares of its common stock and .25 million common stock options for all of the outstanding common stock and common stock options of C.D. Smith.

Item 2. Properties

  As of September 1999, the Company conducted its business from office and operating unit facilities at 40 locations throughout the United States. In the aggregate, the Company's operating units occupy approximately 2.5 million square feet of office and warehouse space, of which approximately 987,000 square feet is owned and the balance is leased under lease agreements with expiration dates ranging from 1999 to 2012. The Company's 22 drug distribution facilities range in size from approximately 20,000 square feet to 207,100 square feet. Leased facilities are located in the following states: Alabama, Arizona, California, Delaware, Florida, Idaho, Indiana, Kentucky, Massachusetts, Minnesota, New Jersey, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Virginia and West Virginia. Owned facilities are located in the following states: Alabama, Illinois, Indiana, Kentucky, Maryland, Missouri, Ohio, Tennessee and Virginia. The Company utilizes a fleet of owned and leased vans and trucks, as well as contract carriers to deliver its products. The Company believes that its properties are adequate to serve the Company's current and anticipated needs without making capital expenditures materially higher than historical levels.

Item 3. Legal Proceedings

  In 1998 the Company sued a former customer which refused to pay invoices, net of credit memos, totaling approximately $21 million for goods sold and delivered. The former customer has filed counterclaims alleging it suffered damages as a result of certain performance problems affecting the Company. The Company believes there is no merit to these counterclaims and is aggressively pursuing collection of the outstanding amount. A trial is scheduled for January 2000 and ultimate collectibility of amounts owed to the Company is dependent on the outcome of the trial and the continued creditworthiness of the former customer.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies and alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drug stores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to retail pharmacies for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that allegedly are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the Plaintiffs in these lawsuits. Subsequent amendments to the Judgment Sharing Agreement have provided additional protection to the Company from litigation expenses in exchange for updated releases. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

  On April 4, 1996, the District Court granted the Company's motion for summary judgment in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgment to the United States Seventh Circuit Court of Appeals. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgment in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court; the petition was denied. Trial in the class case commenced in the United States District Court for the Northern District of Illinois on September 23, 1998. After a ten-week trial, the Court granted all of the defendants' motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other wholesale distributors and the pharmaceutical manufacturers. Plaintiffs in the class case then appealed the District Court's judgment to the Seventh Circuit Court of Appeals. On June 9, 1999, the Seventh Circuit affirmed the judgment the District Court entered in favor of the Company in the class case. Plaintiffs have filed a petition for a writ of certiorari to the United States Supreme Court; that petition is pending.

  The state cases are proceeding. The Minnesota case settled without any payment or admission of liability by the Company. On November 29, 1999, the trial court in Alabama dismissed all of the claims asserted against the Company and the other wholesaler and manufacturer defendants in accordance with a ruling from the Alabama Supreme Court. The Mississippi and Tennessee cases remain pending, though there has been very little activity in either forum.

  On or about October 2, 1997, a group of retail chain drug stores and individual pharmacies, both of which had opted out of the class cases, filed a motion with the United States District Court for the Northern District of Illinois seeking to add the Company and the other wholesale distributors as defendants in their cases against the manufacturer defendants, which cases are consolidated before the same judge who presides over the class cases. This motion was granted and the Company and the other wholesale distributors have been added as defendants in those cases as well. As a result, the Company has been served with approximately 120 additional complaints on behalf of approximately 4,000 pharmacies and chain retailers. Discovery and motion practice is presently underway in all of these opt-out cases. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  AmeriSource has been named as a defendant in four lawsuits based upon alleged injuries attributable to a category of products typically referred to as fen-phen. AmeriSource did not manufacture these products; however, prior to an FDA recall, AmeriSource did distribute these products from several of its vendors. The Company believes that it is entitled to full indemnification by its vendors with respect to these lawsuits and any other lawsuits involving these products in which AmeriSource may be named in the future. The Company believes that its insurance coverage and indemnification rights are adequate to cover any losses, if they should occur.

  The Company is a party to various lawsuits arising in the ordinary course of business; however, the Company does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on its business or financial condition. (See Note 11 to the consolidated financial statements.)

Item 4. Submission of Matters to a Vote of Security Holders

  During the fiscal quarter ended September 30, 1999, there were no matters submitted to a vote of shareholders.

Item 4a. Executive Officers of the Registrant

  The following is a list of the Company's executive officers, their ages and their positions, as of December 1, 1999. Each executive officer serves at the pleasure of the Company's Board of Directors.

                         Current Position with
                            the Company and        Other Position Held in the last
       Name        Age     Period of Service                  five years
       ----        --- ------------------------   ---------------------------------
 R. David Yost...   52 President and Chief        Executive Vice President--
                        Executive Officer          Operations (1995-1997);
                        (1997-Present)             Group President--Central Region
                                                   (1989-1995)
 Kurt J.            39 Senior Vice President      Senior Vice President and Chief
  Hilzinger......       and Chief Operating        Financial Officer (1997-1999)
                        Officer (January 1999-     Vice President, Chief Financial
                        Present)                   Officer and Treasurer (1995-
                                                   1997); Vice President, Finance
                                                   and Treasurer
                                                   (1993-1995).
 David M.           52 Vice President,            Executive Vice President--
  Flowers........       AmeriSource Health         Sales and Marketing (1995-1999)
                        Corporation and            Group President--Eastern Region
                        President, American        (1989-1995)
                        Health Packaging
                        (January 1999-Present)
 George L. James,   53 Vice President and Chief   Senior Vice President and Chief
  III............       Financial Officer (May     Financial Officer and other
                        1999-Present)              positions, BetzDearborn, Inc.
                                                   (1995-1998); Vice President,
                                                   Corporate Development and
                                                   Planning and other various
                                                   positions, Scott Paper Company
                                                   (1977-1995)

                                    PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters.

  Since May 27, 1996, the Company's Class A Common Stock has been traded on the New York Stock Exchange under the trading symbol "AAS." Prior to May 27, 1996, the Company's Class A Common Stock was traded over-the-counter in the National Market System of the National Association of Securities Dealers, Inc. (Nasdaq symbol ASHC). As of December 1, 1999, there were 279 record holders of the Company's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Class A Common Stock for the periods indicated. Closing sale prices prior to March 3, 1999 have been restated for the Company's two-for-one stock split on that date.

                          PRICE RANGE OF COMMON STOCK

                                                             High      Low
Year Ended 9/30/98                                           ----      ----
  First Quarter............................................. $32 13/16 $26 13/16
  Second Quarter............................................  31 11/16  26 7/8
  Third Quarter.............................................  32 27/32  25 1/2
  Fourth Quarter............................................  38 3/8    22 23/32
Year Ended 9/30/99
  First Quarter.............................................  32 9/16   24 19/32
  Second Quarter............................................  40 17/32  33 3/4
  Third Quarter.............................................  33 3/4     25
  Fourth Quarter............................................  28 13/16  23 1/16

  There is no established public trading market for the Company's Class B Common Stock. As of December 1, 1999, there were two record holders of the Company's Class B Common Stock.

  The Company's Class C Common Stock was held by two holders of record as of December 1, 1999. The Class C Common Stock trades on a limited basis in the over-the-counter market, and information concerning the historical trading prices for the Class C Common Stock is not published by nationally-recognized independent sources.

  The Company has not paid any cash dividends to its stockholders on any class of its Common Stock, and anticipates that for the foreseeable future its earnings will be retained for use in its business. Payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, upon the Company's earnings, financial condition and capital requirements and the terms of the Company's financing agreements, which restrict the Company's ability to make dividend payments unless certain financial tests are met.

Item 6. Selected Financial Data.

  The following table should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this report. All amounts have been restated to reflect the acquisition of C.D. Smith in July, 1999 accounted for as a pooling-of-interests.

                                                   Fiscal Year Ended September 30,
                                  -------------------------------------------------------------------
                                   1999(a)    1998(b)    1997(c)      1996        1995      1994(d)
                                  ---------- ---------- ---------- ----------  ----------  ----------
                                              (amounts in thousands, except per share amounts)
Operating revenue...............  $9,760,083 $9,373,482 $8,173,679 $5,806,126  $4,876,310  $4,308,351
Bulk deliveries to
 customer warehouses............      47,280    129,555    124,956    111,046     107,342     119,639
                                  ---------- ---------- ---------- ----------  ----------  ----------
Total revenue ..................   9,807,363  9,503,037  8,298,635  5,917,172   4,983,652   4,427,990
Gross profit....................     473,065    461,897    404,136    314,489     275,758     241,574
Operating expenses,
 excluding amortization.........     312,077    320,891    277,632    213,681     176,522     155,286
Operating income (loss).........     159,002    138,931    125,445    100,507      99,059    (101,758)
Income (loss) before
 extraordinary items and
 in 1994 the cumulative
 effect of accounting
 changes........................      70,915     46,030     50,123     43,463      28,256    (172,870)
Net income (loss) ..............      67,466     46,030     48,141     36,221      10,219    (208,124)
Earnings (loss) per
 share--assuming
 dilution:
 Income (loss) before
  extraordinary items
  and in 1994 the
  cumulative effect of
  accounting changes............        1.38        .91       1.00        .90         .71       (5.25)
 Net income (loss) .............        1.31        .91        .96        .75         .26       (6.33)
Weighted average common
 shares outstanding--
 assuming dilution  (e).........      51,683     50,713     50,301     48,376      40,029      32,899
Balance Sheet:
 Cash and cash equiva-
  lents and restricted
  cash..........................  $   59,497 $   90,344 $   71,551 $   73,832  $   46,995  $   25,361
 Accounts receivable--
  net...........................     612,520    509,130    550,824    405,929     330,441     282,242
 Merchandise inventories........   1,243,153    954,010  1,046,582    677,173     423,942     365,835
 Property and equipment--net....      $4,384     67,955     70,754     54,850      47,591      43,367
 Total assets...................  $2,060,599 $1,726,272 $1,798,109 $1,236,221  $  872,979  $  739,007
 Accounts payable...............  $1,175,619 $  947,016 $1,070,673 $  749,481  $  483,180  $  465,344
 Long-term debt, less
  current portion...............     558,705    539,464    601.454    443,690     446,182     496,749
 Stockholders' equity...........     166,277     75,355     18,881    (34,856)   (134,126)   (299,165)
 Total liabilities and
  stockholders' equity..........  $2,060,599 $1,726,272 $1,798,109 $1,236,221   $ 872,979   $ 739,007

(a) Includes the effect of $11.7 million of costs related to facility consolidations and employee severance and $3.2 million of merger costs.
(b) Includes the effect of $18.4 million of merger costs and $8.3 million of costs related to facility consolidations and employee severance.
(c) Includes the effect of $11.6 million of costs related to facility consolidations and employee severance.
(d) Includes the effect of: the $179.8 million write-off of goodwill; the cumulative effect of accounting changes for income taxes of $33.4 million; and postretirement benefits other than pensions of $1.2 million.
(e) Share and per share amounts prior to March 1999 have been adjusted for the two-for-one stock split effected in March 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        AMERISOURCE HEALTH CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements contained herein.

General

  In July 1999, the Company acquired C.D. Smith Healthcare, Inc. ("C.D. Smith"), a regional wholesaler headquartered in St. Joseph, Missouri, with annual operating revenue of approximately $800 million. The Company exchanged approximately 2.44 million shares of its common stock and .25 million common stock options for all of the outstanding common stock and common stock options of C.D. Smith. The business combination has been accounted for as a pooling-of-interests and, accordingly, all results have been restated to reflect this accounting treatment.

The Company's earnings per share and share data in the financial statements have been restated to reflect the effect of a two-for-one stock split in March 1999.

Results of Operations

Year ended September 30, 1999 compared with Year ended September 30, 1998

  Operating revenue for the fiscal year ended September 30, 1999 increased 4% to $9.8 billion from $9.4 billion in fiscal 1998. During the fiscal year ended September 30, 1999, sales to hospitals and managed care facilities increased 11%, sales to independent drug store customers increased 8%, and sales to the chain drug store customer group decreased 22%, as compared with the prior fiscal year. During the fiscal year ended September 30, 1999, sales to hospitals and managed care facilities accounted for 48% of total operating revenue, while sales to independent drug stores accounted for 39% and sales to chain drug stores accounted for 13% of the total.

  Revenue growth for fiscal 1999 was adversely affected by the termination of service contracts with two large warehousing chains and one large mail order customer during the third quarter of fiscal 1998. Two of these customers were acquired by companies serviced by other pharmaceutical distributors. Excluding the operating revenue in fiscal 1998 from these three customer losses, operating revenue would have increased 12% in the fiscal year ended September 30, 1999 compared to September 30, 1998. Hospital sales, excluding managed care facilities, increased 17% in fiscal 1999 over 1998, slightly over one-half of which was growth in the government sector due to the Company's expansion of its relationship with the Veterans Administration. The federal government accounted for 18% of total operating revenue in fiscal 1999 versus 15% in fiscal 1998. The balance of the hospital growth was due to growth from existing relationships with group purchasing organizations. Future operating revenue may also be impacted by customer consolidation and competition in the industry.

  Along with other companies in its industry, the Company reports as revenue, bulk shipments to customer warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Bulk shipments decreased 64% to $47.3 million in fiscal 1999 compared to fiscal 1998. Due to the insignificant service fees generated from these bulk shipments, fluctuations in volume have no significant impact on operating margins.

  Gross profit of $473.1 million in fiscal 1999 increased by 2% compared to fiscal 1998. As a percentage of operating revenue, the gross profit in fiscal 1999 was 4.85% as compared to 4.93% in the prior year. The decline was caused by the shift in the customer mix as well as a reduction in selling margin due to continued competition in the industry. Gross profit may continue to be impacted by competition, changes in customer and product mix, and distribution center performance.

  Selling and administrative expenses and depreciation increased by $3.0 million or 1% in fiscal 1999 compared to the prior fiscal year, and as a percentage of operating revenue were 3.04% and 3.14% in fiscal 1999 and 1998, respectively. The decrease as a percentage of operating revenue from the prior year was due to the shift in customer mix away from warehousing chains, resulting in decreases in warehouse and delivery expense compared to the prior year, as well as continued productivity improvements from the Company's cost reduction initiatives. These reductions combined with a reduction in bad debt expense of $3.0 million offset costs incurred during the fiscal year ended September 30, 1999 of $5.8 million related to the Company's centralization process described below.

  In connection with its acquisition of C.D. Smith, the Company incurred merger costs of $3.2 million in the fourth quarter of fiscal 1999, consisting primarily of investment banking, accounting and legal fees. In fiscal 1998, the Company and McKessonHBOC jointly terminated a definitive merger agreement signed in September 1997 after the Federal Trade Commission obtained an injunction halting the proposed merger. Merger-related costs consisting of professional fees and stay-put bonuses totaling $18.4 million were expensed in the fourth quarter of fiscal 1998 as a result of the termination of the McKessonHBOC merger agreement.

  In connection with its acquisition of C.D. Smith, the Company began the consolidation of C.D. Smith's Chicago, Illinois pharmaceutical distribution facility into an existing AmeriSource distribution facility and the consolidation of C.D. Smith's pharmaceutical packaging business into AmeriSource's packaging operation. In addition, the Company began to incorporate the remaining two C.D. Smith facilities into the centralization process started in the fourth quarter of fiscal 1998. These efforts are expected to be completed by the end of the second quarter of fiscal 2000 and when complete are expected to provide annual cost savings of approximately $4 million to $6 million. A charge of $12.8 million was recognized in the fourth quarter of fiscal 1999 related to this effort, and included a $7.2 million write-down of goodwill and fixed assets related to the Chicago facility, $3.5 million of contract and lease cancellations and other costs primarily relating to the expected termination costs of a non-cancellable supply contract, and $2.1 million of severance for approximately 90 warehouse and administrative personnel to be terminated as a result of the facility consolidation and centralization. The write-down of goodwill represents the unamortized goodwill specifically identified with the infrastructure of the Chicago facility. In the fourth quarter of fiscal 1999, the Company also reversed $1.1 million of costs originally accrued during fiscal 1997 for facility consolidations and employee severance due to $0.8 million of proceeds in excess of estimates for disposed assets and $0.3 million of severance settled for less than original estimates.

  In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, contract administration and purchasing functions, reorganize its pharmaceutical distribution facilities into five regions and consolidate one pharmaceutical distribution facility into another facility. A charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to this effort, and included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million, primarily consisting of owned and leased data processing assets to be abandoned after the consolidation dates of the affected data processing centers. As of September 30, 1999, 15 of the original 19 targeted distribution facilities have been centralized. Three more of the original facilities were centralized in December 1999 and the remaining facility was rescheduled to be converted in the third quarter of fiscal 2000 after the centralization of the two remaining C.D. Smith facilities. As of September 30, 1999, 80 of the 350 targeted employees have not yet been terminated.

  Operating income of $159.0 million in fiscal 1999 increased by 14% from the prior year. The Company's operating margin increased to 1.63% in fiscal 1999 from 1.48% in fiscal 1998 primarily due to the reduction in merger costs from $18.4 million in fiscal 1998 to $3.2 million in fiscal 1999.

  Interest expense of $39.4 million in fiscal 1999 represents a 22% decrease from the prior year due to a combination of lower borrowing rates on its variable-rate debt facilities as well as reduced average borrowings. Average borrowing rates under the Company's variable-rate debt facilities declined approximately 50 basis points from the prior fiscal year due to market interest rate declines early in fiscal 1999 as well as the effect of a step-down of 12.5 basis points achieved under the revolving credit facility and the replacement of the Company's receivables securitization facility with a lower cost facility during the fiscal year. In addition, the Company extinguished the higher rate C.D. Smith debt with its variable-rate debt in the fourth quarter of fiscal 1999. LIBOR rates have increased over 100 basis points since September 1999, which will impact interest expense in fiscal 2000. Average borrowings decreased $89 million from $714 million in fiscal 1998 to $625 million in fiscal 1999 due primarily to continued emphasis on asset management.

  Interest expense-adjustment of common stock put warrant to fair value declined to $0.3 million in fiscal 1999 from $7.8 million in fiscal 1998. The fair value of the common stock put warrant was based on the value of the underlying common stock of C.D. Smith prior to the merger with AmeriSource. The warrant was exercised and converted into common stock in the fourth quarter of fiscal 1999.

  Income tax expense of $48.4 million in fiscal 1999 reflected an effective tax rate of 40.6% versus 43.0% in the prior fiscal year. The reduction in the effective rate was due to the reduction in the non-deductible interest expense-adjustment of common stock put warrant to fair value described above.

  Income before extraordinary items increased to $70.9 million in fiscal 1999 from $46.0 million in fiscal 1998. Income before extraordinary items per share-assuming dilution increased to $1.38 in fiscal 1999, a 52% increase from fiscal 1998 primarily due to the reduction in merger costs and interest expense discussed above.

  Extraordinary items-early retirement of debt of $3.4 million, net of income tax benefits of $2.0 million, in fiscal 1999, relates to the extinguishment of long-term debt assumed in the acquisition of C.D. Smith in the fourth quarter of fiscal 1999 as well as the replacement of the Company's prior receivables securitization facility with a new receivables securitization facility described below.

Year ended September 30, 1998 compared with Year ended September 30, 1997

  Operating revenue for the fiscal year ended September 30, 1998 increased 15% to $9.4 billion from $8.2 billion in fiscal 1997. During the fiscal year ended September 30, 1998, sales to hospitals and managed care facilities increased 13%, sales to independent drug store customers increased 22%, and sales to the chain drug store customer group increased 5%, as compared with the prior year. During the fiscal year ended September 30, 1998 sales to hospitals and managed care facilities accounted for 45% of total operating revenue, while sales to independent drug stores accounted for 38% and sales to chain drug stores accounted for 17% of the total.

  Approximately one-half of the operating revenue increase related to the impact of the General Drug acquisition in October 1997 and the Walker Drug Company, L.L.C. ("Walker Drug Company") acquisition in March 1997. The internal rate of growth in fiscal 1998 was less than fiscal 1997 due to the termination of service contracts with two warehousing chains and one large mail order customer during the third fiscal quarter of 1998 that collectively accounted for approximately $300 million of revenue per quarter. Sales to chain drug stores decreased to 13% of operating revenue in the fourth quarter of fiscal 1998 as a result of the service contract terminations.

  Bulk shipments increased 4% in fiscal 1998 over fiscal 1997. Due to the insignificant service fees generated from these bulk shipments, fluctuations in volume have no significant impact on operating margins.

  Gross profit of $461.9 million in fiscal 1998 increased by 14% compared to fiscal 1997 due to the increase in operating revenue. As a percentage of operating revenue, the gross profit in fiscal 1998 was 4.93% as compared to 4.94% in the prior fiscal year. The small decline in gross profit percentage was due to a reduction in selling margin percentage due to strong competition in the industry as well as continued customer consolidation offset in part by an increase in inventory appreciation profits.

  In the third quarter of fiscal 1997, the Company commenced cost reduction plans to consolidate three of its pharmaceutical distribution facilities into other existing facilities and to restructure its sales force. These cost reduction initiatives resulted in a $6.4 million charge in the third fiscal quarter of 1997. In addition, the Company incurred charges of $5.2 million related to the retirement of its former President and CEO as well as other executive terminations. The $6.4 million charge included $1.8 million for the severance of approximately 240 warehouse and sales personnel and $4.6 million of asset write-downs and lease cancellation costs primarily for buildings, warehouse and computer equipment and other assets to be disposed of related to the facility consolidations. The fiscal 1997 cost reduction initiatives were completed early in fiscal 1998.

  Selling and administrative expenses and depreciation increased by $28.1 million or 11% in fiscal 1998 compared with the prior fiscal year, and as a percentage of operating revenue, were 3.14% in fiscal 1998 and 3.26% in fiscal 1997. The increase in selling and administrative expenses and depreciation for the year is primarily due to the impact of a full year of expenses from the October 1997 acquisition of General Drug and the March 1997 acquisition of Walker Drug Company. The decrease in the expense to operating revenue ratio for the year was primarily due to benefits resulting from the fiscal 1997 cost reduction initiatives discussed above as well as the shift in customer mix resulting from the termination of service contracts with the two large warehousing chain customers.

  Operating income of $138.9 million for the year ended September 30, 1998 increased by 11% from the prior year. The Company's operating margin decreased to 1.48% in fiscal 1998 from 1.53% in fiscal 1997. This decrease in operating margin was due primarily to the $18.4 million of merger costs described above. In addition, both years have been impacted by the charges related to facility consolidations and employee severance discussed above.

  Interest expense of $50.4 million in fiscal 1998 represents an increase of 16% compared to the prior year as average borrowings for the year increased by 16%. Average borrowings during the year ended September 30, 1998 were $714 million compared to average borrowings of $618 million in the prior fiscal year. Approximately 60% of this increase was due to C.D. Smith's acquisition of General Drug. Interest rate step-downs of 50 basis points during fiscal 1998 were achieved under the Company's revolving credit facility as a result of attaining certain financial ratios. The reduced borrowing rates under the $500 million credit facility were offset by the higher rates on C.D. Smith long term-debt as a result of its acquisition of General Drug in October, 1997. Market interest rates were relatively flat during fiscal 1998.

  Interest expense-adjustment of common stock put warrant to fair value of $7.8 million represents the adjustment to fair value of $10.4 million at September 30, 1998 of the common stock put warrant issued to the holders of the subordinated note used to help finance C.D. Smith's acquisition of General Drug in October 1997.

  Income tax expense of $34.7 million in fiscal 1998 reflected an effective tax rate of 43.0% versus 39.0% in the prior year. The increase in the rate was due to the non-deductible interest expense-adjustment of common stock put warrant to fair value in fiscal 1998.

  Income before extraordinary items decreased to $46.0 million in fiscal 1998 from $50.1 million in fiscal 1997. Income before extraordinary items per share-assuming dilution was $.91 in fiscal 1998, a 9% decrease from fiscal 1997. The effect of the merger costs and charges related to facility closings and employee severance are included in these amounts. In addition the non-cash interest expense-adjustment of common stock put warrant to fair value contributed to the decline from the prior year.

Liquidity and Capital Resources

  During the year ended September 30, 1999, the Company's operating activities generated $3.0 million in cash as compared to $120.9 million generated in the prior year. Cash generation from operations in the current year was impacted by an increase in accounts receivable of $111.7 million primarily due to the 15% growth in operating revenue in the fourth quarter of fiscal 1999 as compared to the similar period in the prior year as well as the $289.1 million increase in merchandise inventories which was offset in part by the $246.3 increase in accounts payable, accrued expenses and income taxes. Merchandise inventories increased to support new customer contracts, provide for seasonal buying opportunities and provide for year 2000 supply concerns. This trend is expected to continue through the first quarter of fiscal 2000. A decrease in restricted cash of $41.8 million in fiscal 1999 due to the extinguishment of the Company's prior receivables securitization facility also offset the increase in receivables and inventories.

  During the year ended September 30, 1998, the Company's operating activities generated $120.9 million in cash primarily due to a decrease in accounts receivable of $72.0 million. The reduction in accounts receivable was due to a combination of improved collection efforts and the loss of the three major customers described above. As a result of the reduction in accounts receivable, the collateral base for the Company's prior receivables securitization facility at September 30, 1998 was less than the $299.9 million of fixed certificates then outstanding, resulting in an increase in restricted cash to supplement the collateral base. The provision for deferred income taxes increased operating cash flow by $19.5 million primarily due to an increase in deferred tax liabilities related to inventory. A decrease in merchandise inventory in fiscal 1998 of $133.6 million was offset by a related decrease of $168.0 million in accounts payable, accrued expenses, and income taxes. These decreases were also impacted by the termination of service contracts with the three large customers in fiscal 1998 as well as the reversal of the fiscal 1997 year-end build of inventory related to the Company's expansion of its Thorofare, New Jersey distribution facility. The Company paid a total of $5.2 million and $6.1 million of severance and contract and lease cancellation costs and other in fiscal 1999 and 1998, respectively, related to its fiscal 1999, 1998 and 1997 cost reduction plans discussed above. Severance accruals of $2.9 million and remaining contract and lease obligations of $4.3 million at September 30, 1999 are included in accrued expenses and other.

  Capital expenditures for the years ended September 30, 1999 and 1998 were $15.8 and $12.1 million, respectively, and relate principally to investments in warehouse improvements, information technology and warehouse automation. Similar expenditures of approximately $18 to $20 million are expected in fiscal 2000.

  In fiscal 1998, C.D. Smith acquired the equity interests of the General Drug companies for $28 million which was financed through borrowings under its credit facility of $16.0 million and the issuance of a subordinated note for $12.0 million. In addition, C.D. Smith refinanced approximately $39.5 million of indebtedness of the General Drug companies.

  Cash provided by financing activities during fiscal 1999 represents borrowings under the Company's revolving credit and receivable securitization facilities primarily to fund its working capital requirements. In connection with its acquisition of C.D. Smith in fiscal 1999, the Company extinguished approximately $78 million of C.D. Smith's long-term debt through borrowings under its revolving credit facility. In fiscal 1998, cash used by financing activities represented net repayments of the Company's revolving credit facility from cash provided by operations, and in fiscal 1997 cash provided by financing activities was primarily used to fund the acquisition of Walker Drug Company in March 1997.

  At September 30, 1999, borrowings under the Company's $500 million revolving credit facility were $225.2 million and borrowings under its $325 million receivables securitization facility were $325.0 million. The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. In May 1999, the Company entered into a new $325 million receivables securitization facility to replace its previous facility. The new facility has a term of three years and interest is at a rate at which funds are obtained by the financial institution to fund the receivable (short-term commercial paper rates) plus a program fee of 38.5 basis points. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and note receivables, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No. 125. In October 1999, the Company entered into a short-term supplemental $200 million senior secured revolving credit agreement with interest at a rate equal to LIBOR plus 137.5 basis points. This agreement expires March 31, 2000 and is intended to fund seasonal inventory purchases if necessary.

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

  In 1998 the Company sued a former customer which refused to pay invoices, net of credit memos, totaling approximately $21 million for goods sold and delivered. The former customer has filed counterclaims alleging it suffered damages as a result of certain performance problems affecting the Company. The Company believes there is no merit to these counterclaims and is aggressively pursuing collection of the outstanding amount. A trial is scheduled for January 2000 and ultimate collectibility of amounts owed to the Company is dependent on the outcome of the trial and the continued creditworthiness of the former customer.

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at September 30, 1999), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future.

Year 2000 Issue

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

  The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing, and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The assessment indicated that most of the Company's significant information technology systems could be affected, particularly the Company's warehouse and distribution operating and accounting systems. The assessment also indicated that software and hardware (embedded chips) used in warehouse automation, scanning, and ordering as well as other equipment used in the distribution process (operating equipment) are also at risk. Because the Company is a distributor of pharmaceuticals, the Company's products are not at risk.

 Status of Progress in Becoming Year 2000 Compliant

  For its information technology exposures, the Company has completed the remediation phase, including software reprogramming and replacement. Once software is reprogrammed or replaced for a system, the

Company begins testing and implementation. These phases run concurrently for different systems. The Company has completed its testing and has implemented all remediated systems.

  The remediation of operating equipment with embedded chips or software has also been completed. Testing of the affected equipment and implementation of affected equipment is also complete.

 Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

  Many of the Company's customers order products from the Company using ECHO(R), the Company's proprietary software system. ECHO(R) was developed in-house and has been Year 2000 compliant from its inception. The Company also issues the majority of its purchase orders to vendors through the use of Electronic Data Interchange ("EDI"). The Company is complete with its remediation, testing and implementation efforts relating to EDI software.

  In February 1999, the Company sent surveys to over 6,000 customers to assess their Year 2000 compliance. The Company surveyed its top 100 vendors in May, 1999 and has also visited the majority of its top 50 vendors to assess Year 2000 compliance plans. Based on the nature of their responses, the Company has developed contingency plans as appropriate. However, the Company has no means of assuring that external customers and vendors will be Year 2000 compliant. The inability of these third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

 Costs

  The Company has utilized both internal and external resources to reprogram, or replace, test, and implement the software and operating equipment for Year 2000 modifications. Many of the program fixes were completed in conjunction with other projects and had little incremental cost. The Company spent less than $1 million on Year 2000 projects in fiscal 1999.

 Risks

  Management of the Company believes that it has an effective program in place to resolve the Year 2000 Issue. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company or its trading partners not properly execute their Year 2000 plans. Such costs and any failure of compliance efforts could have a material adverse effect on the Company. The Company believes that the most likely risks of serious Year 2000 business disruption are external in nature, including continuity of utility, telecommunication and transportation services, and the potential failure of the Company's customers due to their own non-compliance or the non-compliance of their business partners. In addition, the Company may be affected by disruptions in the supply channel due to excess demand for inventory by customers in anticipation of Year 2000 problems as well as potential changes in supplier pricing practices which may impact the Company's gross profit. In the event the Company has not properly completed its Year 2000 efforts or is affected by the disruption of outside services, the Company could be unable to take orders, distribute goods, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 could have a material adverse effect on the Company. The Company could be subject to litigation for computer systems failure. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

 Contingency Plans

  The Company has completed contingency plans to address the above Year 2000 risks. Contingency plans have been completed for all of its drug distribution facilities and for its centralized data processing system. In addition, as previously mentioned, the Company entered into a supplemental credit facility of up to $200 million to protect itself against any potential year 2000 disruptions. In the normal course of business, the Company has contingency plans for disruption of business events and has augmented those plans with specific Year 2000 considerations.

Forward Looking Statements

  Certain information in this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements as such term is defined in Section 27A of the Securities Act and
Section 21E of the Exchange Act. Certain factors such as changes in interest rates, market technology, competitive pressures, customer and product mix, supplier pricing practices, inventory investment buying opportunities, regulatory changes, the Year 2000 Issue and capital markets could cause actual results to differ materially from those in forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

See discussion in Item 7.

Item 8. Financial Statements and Supplementary Data

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of AmeriSource Health Corporation

  We have audited the accompanying consolidated balance sheets of AmeriSource Health Corporation and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriSource Health Corporation and subsidiaries at September 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

Philadelphia, Pennsylvania
November 3, 1999

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                     ASSETS

                                                              September 30,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
Current assets:
  Cash and cash equivalents ............................. $   59,497 $   48,511
  Restricted cash........................................        --      41,833
  Accounts receivable, less allowance for doubtful
   accounts: 1999--$27,583
   1998--$27,498.........................................    612,520    509,130
  Merchandise inventories................................  1,243,153    954,010
  Prepaid expenses and other.............................      4,836      5,042
                                                          ---------- ----------
    Total current assets.................................  1,920,006  1,558,526
Property and equipment, at cost:
  Land...................................................      4,125      4,180
  Buildings and improvements.............................     38,855     37,155
  Machinery, equipment and other.........................     91,760     86,395
                                                          ---------- ----------
                                                             134,740    127,730
  Less accumulated depreciation..........................     70,356     59,775
                                                          ---------- ----------
                                                              64,384     67,955
Other assets, less accumulated amortization: 1999--
 $8,967, 1998--$10,157...................................     76,209     99,791
                                                          ---------- ----------
                                                          $2,060,599 $1,726,272
                                                          ========== ==========

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                 (dollars in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
Current liabilities:
  Accounts payable..................................... $1,175,619  $  947,016
  Accrued expenses and other...........................     50,329      52,188
  Accrued income taxes.................................     10,854         466
  Deferred income taxes................................     90,481      93,362
                                                        ----------  ----------
    Total current liabilities..........................  1,327,283   1,093,032
Long-term debt:
  Revolving credit facilities..........................    225,227     218,590
  Receivables securitization financing.................    325,000     299,948
  Other debt...........................................      8,478      20,926
                                                        ----------  ----------
                                                           558,705     539,464
Other liabilities......................................      8,334       8,036
Common stock put warrant...............................        --       10,385
Stockholders' equity:
  Common stock, $.01 par value:
   Class A (voting and convertible):
    100,000,000 shares authorized; issued 9/99--
     51,737,893 shares;
     9/98--46,582,950 shares...........................        517         466
   Class B (nonvoting and convertible):
    15,000,000 shares authorized; issued 9/99--
     5,908,445 shares;
     9/98--11,401,566 shares...........................         59         114
   Class C (nonvoting and convertible):
    2,000,000 shares authorized; issued 9/99--165,936
     shares;
     9/98--258,474 shares..............................          2           2
  Capital in excess of par value.......................    266,737     244,556
  Accumulated deficit..................................    (94,632)   (162,098)
  Cost of common stock in treasury.....................     (6,220)     (7,353)
  Note receivable from ESOP............................       (186)       (332)
                                                        ----------  ----------
                                                           166,277      75,355
                                                        ----------  ----------
                                                        $2,060,599  $1,726,272
                                                        ==========  ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                              Fiscal year ended September 30,
                                              ---------------------------------
                                                 1999        1998       1997
                                              ----------  ---------- ----------
Operating revenue...........................  $9,760,083  $9,373,482 $8,173,679
Bulk deliveries to customer warehouses......      47,280     129,555    124,956
                                              ----------  ---------- ----------
Total revenue...............................   9,807,363   9,503,037  8,298,635
Operating cost of goods sold................   9,287,018   8,911,585  7,769,543
Cost of goods sold--bulk deliveries.........      47,280     129,555    124,956
                                              ----------  ---------- ----------
Total cost of goods sold....................   9,334,298   9,041,140  7,894,499
                                              ----------  ---------- ----------
Gross profit................................     473,065     461,897    404,136
Selling and administrative..................     281,798     279,392    254,354
Depreciation................................      15,387      14,810     11,707
Amortization................................       1,986       2,075      1,059
Merger costs................................       3,162      18,406        --
Facility consolidations and employee
 severance..................................      11,730       8,283     11,571
                                              ----------  ---------- ----------
Operating income............................     159,002     138,931    125,445
Interest expense............................      39,356      50,363     43,259
Interest expense-adjustment of common stock
 put warrants to fair value.................         334       7,816        --
                                              ----------  ---------- ----------
Income before taxes and extraordinary items.     119,312      80,752     82,186
Taxes on income.............................      48,397      34,722     32,063
                                              ----------  ---------- ----------
Income before extraordinary items...........      70,915      46,030     50,123
Extraordinary items--early retirement of
 debt, net of income tax benefits...........       3,449         --       1,982
                                              ----------  ---------- ----------
Net income..................................  $   67,466  $   46,030 $   48,141
                                              ==========  ========== ==========
Earnings per share:
  Income before extraordinary items.........  $     1.40  $      .92 $     1.01
  Extraordinary items.......................        (.07)        --        (.04)
                                              ----------  ---------- ----------
    Net income..............................  $     1.33  $      .92 $      .97
                                              ==========  ========== ==========
Earnings per share--assuming dilution:
  Income before extraordinary items.........  $     1.38  $      .91 $     1.00
  Extraordinary items.......................        (.07)        --        (.04)
                                              ----------  ---------- ----------
    Net income..............................  $     1.31  $      .91 $      .96
                                              ==========  ========== ==========
Weighted average common shares outstanding:
  Basic.....................................      50,698      49,877     49,467
  Assuming dilution.........................      51,683      50,713     50,301

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                                         Cost of
                              Common Stock       Capital in               Common
                         ----------------------- Excess of   Accumulated Stock in  ESOP Note
                         Class A Class B Class C Par Value     Deficit   Treasury  Receivable   Total
                         ------- ------- ------- ----------  ----------- --------  ---------- ---------
September 30, 1996......  $380    $188    $  6   $ 228,433    $(256,269) $ (6,972)   $(622)   $ (34,856)
 Net income.............                                         48,141                          48,141
 Stock conversions......     2              (2)                                                     --
 Exercise of stock
  options...............     2                       3,807                                        3,809
 Tax benefit from
  exercise of stock
  options...............                             1,843                                        1,843
 Collections on ESOP
  note..................                                                               145          145
 Purchases of treasury
  stock.................                                                     (201)                 (201)
                          ----    ----    ----   ---------    ---------  --------    -----    ---------
September 30, 1997......   384     188       4     234,083     (208,128)   (7,173)    (477)      18,881
 Net income.............                                         46,030                          46,030
 Stock conversions .....    76     (74)     (2)                                                     --
 Exercise of stock
  options...............     6                       6,676                                        6,682
 Tax benefit from
  exercise of stock
  options...............                             3,797                                        3,797
 Collections on ESOP
  note..................                                                               145          145
 Purchases of treasury
  stock.................                                                     (180)                 (180)
                          ----    ----    ----   ---------    ---------  --------    -----    ---------
September 30, 1998......   466     114       2     244,556     (162,098)   (7,353)    (332)      75,355
                          ----    ----    ----   ---------    ---------  --------    -----    ---------
 Net income.............                                         67,466                          67,466
 Stock conversions......    55    (55)                                                              --
 Exercise of stock
  options...............     5                       8,901                     75                 8,981
 Tax benefit from
  exercise of stock
  options...............                             4,058                                        4,058
 Collections on ESOP
  note..................                                                               146          146
 Purchases of treasury
  stock.................                                                     (449)                 (449)
 Exercise of common
  stock put warrant ....                            10,262                    458                10,720
 Retirement of treasury
  stock.................    (9)                     (1,040)                 1,049                   --
                          ----    ----    ----   ---------    ---------  --------    -----    ---------
September 30, 1999......  $517    $ 59    $ 2    $ 266,737    $(94,632)  $(6,220)    $(186)   $166,277
                          ====    ====    ====   =========    =========  ========    =====    =========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                            Fiscal year ended September 30,
                                           ------------------------------------
                                              1999        1998         1997
                                           ----------  -----------  -----------
OPERATING ACTIVITIES
 Net income..............................  $   67,466  $    46,030  $    48,141
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Depreciation...........................      15,387       14,810       11,707
  Amortization, including deferred
   financing costs.......................       4,457        4,716        2,938
  Adjustment of common stock put warrant
   to fair value.........................         334        7,816          --
  Provision for loss on accounts
   receivable............................       6,956        9,990        6,705
  Loss (gain) on disposal of property and
   equipment.............................         320         (197)        (181)
  Provision for deferred income taxes....      11,283       19,451       (5,102)
  Loss on early retirement of debt.......       3,557          --         3,250
  Write-downs of assets..................       6,400        2,168        3,857
 Changes in operating assets and
  liabilities, excluding the effects of
  acquisitions:
  Restricted cash........................      41,833      (26,323)      (3,293)
  Accounts and notes receivable..........    (111,744)      72,001      (78,261)
  Merchandise inventories................    (289,143)     133,571     (273,700)
  Prepaid expenses and other.............      (1,049)       5,244         (924)
  Accounts payable, accrued expenses, and
   income taxes..........................     246,289     (168,000)     274,794
  Miscellaneous..........................         654         (361)        (552)
                                           ----------  -----------  -----------
NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES..............................       3,000      120,916      (10,621)
INVESTING ACTIVITIES
 Capital expenditures....................     (15,793)     (12,101)     (16,302)
 Cost of companies acquired..............         --       (29,097)    (130,962)
 Purchase of equity interest in a
  business...............................      (3,570)         --           --
 Collections on ESOP note receivable.....         146          145          145
 Proceeds from sales of property and
  equipment..............................       2,436        2,455        1,934
 Other...................................         --           --            53
                                           ----------  -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES....     (16,781)     (38,598)    (145,132)
FINANCING ACTIVITIES
 Long-term debt borrowings...............   2,373,656    2,433,210    2,462,463
 Long-term debt repayments...............  (2,356,807)  (2,531,954)  (2,312,063)
 Deferred financing costs and other .....        (614)      (1,645)     (3,775)
 Purchases of treasury stock.............        (449)        (180)        (201)
 Exercise of stock options and warrant...       8,981        6,682        3,809
                                           ----------  -----------  -----------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES..............................      24,767      (93,887)     150,233
                                           ----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.............................      10,986      (11,569)      (5,520)
Cash and cash equivalents at beginning of
 year....................................      48,511       60,080       65,600
                                           ----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR.  $   59,497  $    48,511  $    60,080
                                           ==========  ===========  ===========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 1999

Note 1--Summary of Significant Accounting Policies

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of AmeriSource Health Corporation and its wholly-owned subsidiaries (the "Company") as of the dates and for the fiscal years indicated. All intercompany transactions and balances have been eliminated in consolidation.

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

 Business Combinations

  Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition (see Note 2).

  For business combinations accounted for under the pooling-of-interests method of accounting, the assets, liabilities and stockholders' equity of the acquired entities were combined with the Company's respective accounts at recorded values. Prior period financial statements have been restated to give effect to the combination (see Note 2).

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

 Merchandise Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which results in a matching of current costs and revenues. If the first-in, first-out (FIFO) method of valuation had been used for determining costs, inventories would have been approximately $98.9 million and $96.1 million higher than the amounts reported at September 30, 1999 and 1998, respectively.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 1--Summary of Significant Accounting Policies--(continued)

 Property and Equipment

  Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets which range from three to 40 years.

 Revenue Recognition

  The Company recognizes revenues when products are delivered to customers. The Company also acts as an intermediary in the bulk shipment of pharmaceuticals from manufacturers to customers' warehouses. These bulk deliveries are included in total revenue.

 Stock-Based Compensation

  The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (See Note 8).

 Employee Stock Ownership Plan

  The Company follows Statement of Position (SOP) 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants (AICPA). The amount contributed or committed to be contributed to the C.D. Smith Healthcare, Inc. Employee Stock Ownership Plan (ESOP) with respect to a given year is charged to expense. The compensation and interest elements of the contribution are separately reported (See Note 7).

 Earnings Per Share and Share Data

  Earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Earnings per share--assuming dilution is computed on the basis of the weighted average numbers of shares outstanding during the period plus the dilutive effect of stock options and warrants. All shares held by the ESOP are considered outstanding for purposes of computing earnings per share.

  The Company's earnings per share and share data in the financial statements have been restated to reflect the effect of a two-for-one stock split in March 1999.

 Recently Issued Financial Accounting Standards

  In fiscal 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 2001. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures.

Note 2--Acquisitions

  On July 8, 1999, the Company acquired C.D. Smith Healthcare, Inc. ("C.D. Smith"). Based in St. Joseph, Missouri, C.D. Smith was the seventh largest wholesale pharmaceutical distributor with annual operating revenue of approximately $800 million. Shareholders of C.D. Smith received a fixed exchange of approximately 2.44 million shares of the Company's common stock and .25 million common stock options for all of the outstanding common stock and common stock options of C.D. Smith. The Company assumed $78 million in long-term debt for a total transaction value of approximately $147 million based on the Company's closing stock price on July 8, 1999. The assumed long-term debt was immediately extinguished with funds provided by the Company's revolving credit facility, resulting in an extraordinary charge in the fourth quarter of fiscal 1999 of $2.8 million net of taxes of $1.6 million, relating to prepayment penalties and the write-off of unamortized original issue

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 2--Acquisitions--(continued)
discount and deferred financing fees. The business combination was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes have been restated to include the operations of C.D. Smith for all periods presented. For the fiscal years ended September 30, 1999 (through the date of the acquisition), 1998 and 1997, C.D. Smith's revenues were approximately $621.5 million, $834.2 million, and $357.7 million, respectively. For the fiscal years ended September 30, 1999 (through the date of the acquisition), 1998 and 1997, C.D. Smith's net income
(loss) was approximately $1.6 million, $(4.5) million and $2.7 million, respectively.

  On October 3, 1997, C.D. Smith acquired all of the outstanding partnership interests in Gimbel, which owned 100% of the outstanding stock of Holdings, the parent company of the General Drug Companies ("General Drug"), for $28.0 million in cash. General Drug is a wholesale pharmaceutical distributor based in Chicago, Illinois and Boston, Massachusetts, which had annual revenues of approximately $370 million. The transaction was accounted for using the purchase method. The excess of the purchase price, over the fair market value of the net assets acquired amounted to $25.8 million, of which $12.0 million was allocated to customer lists and $13.8 million was allocated to goodwill. Goodwill is being amortized over 40 years and customer lists are being amortized over 20 years on a straight-line basis. Both goodwill and customer lists are included in other assets.

  During fiscal 1997, the Company acquired all of the equity interests of Walker Drug Company, L.L.C. in a cash transaction. Walker Drug Company, L.L.C. is a wholesale pharmaceutical distributor based in Pelham, Alabama, which had annual revenues of approximately $800 million. The aggregate purchase price, including the assumption of long-term debt, was approximately $138.7 million and was financed by borrowings under the Company's revolving credit facility. This acquisition was accounted for by the purchase method. The excess of purchase price over net assets acquired of $27.4 million has been allocated to goodwill and is being amortized on a straight-line basis over 40 years.

  The following unaudited table (in thousands, except per share data) reflects financial results on a pro forma basis, assuming the fiscal 1998 and 1997 acquisitions had occurred at the beginning of the period presented. Pro forma adjustments include: increased amortization for the cost over net assets acquired; increased interest expense associated with financing the acquisitions; and related income tax effects. Cost savings from combining the operations are not reflected.

                                                              Fiscal year ended
                                                              September 30, 1997
                                                              ------------------
Total revenue................................................     $9,070,611
Income before extraordinary items............................         48,700
Net income...................................................         46,718
Earnings per share--assuming dilution:
  Income before extraordinary item...........................     $      .97
  Extraordinary item.........................................           (.04)
                                                                  ----------
    Net income...............................................     $      .93
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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 3--Taxes on Income

  The income tax provision (benefit) is as follows (in thousands):

                                                           Fiscal year ended
                                                             September 30,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
      Current provision:
        Federal........................................ $34,108 $14,253 $31,192
        State and local................................   3,006   1,018   5,973
                                                        ------- ------- -------
                                                         37,114  15,271  37,165
      Deferred provision:
        Federal........................................   8,106  15,538  (4,163)
        State and local................................   3,177   3,913    (939)
                                                        ------- ------- -------
                                                         11,283  19,451  (5,102)
                                                        ------- ------- -------
      Provision for income taxes....................... $48,397 $34,722 $32,063
                                                        ======= ======= =======

  A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                          Fiscal year ended September 30,
                                          ------------------------------------
                                             1999         1998         1997
                                          ----------   ----------   ----------
      Statutory federal income tax rate.        35.0%        35.0%        35.0%
      State and local income tax rate,
       net of federal tax benefit.......         3.4          4.0          4.0
      Tax effect of goodwill write-down.         1.7          --           --
      Tax effect of warrant accretion...          .1          3.3          --
      Other.............................          .4           .7          --
                                          ----------   ----------   ----------
      Effective income tax rate.........        40.6%        43.0%        39.0%
                                          ==========   ==========   ==========


  Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

                                                              September 30,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
      Inventory........................................... $ 117,251  $ 126,986
      Fixed assets........................................     5,674      5,500
      Other...............................................       945      1,092
                                                           ---------  ---------
          Gross deferred tax liabilities..................   123,870    133,578
      Net operating losses and tax credit carryovers......   (22,239)   (48,316)
      Allowance for doubtful accounts.....................   (10,290)    (9,626)
      Accrued expenses....................................    (1,694)    (2,107)
      Other postretirement benefits.......................      (541)      (537)
      Other...............................................    (9,595)    (9,619)
                                                           ---------  ---------
          Gross deferred tax assets.......................   (44,359)   (70,205)
      Valuation allowance for deferred tax assets.........     1,122      2,222
                                                           ---------  ---------
      Net deferred tax liabilities........................ $  80,633  $  65,595
                                                           =========  =========

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 3--Taxes on Income--(continued)
  In fiscal 1999, 1998, and 1997 tax benefits of $4.1 million, $3.8 million and $1.8 million, respectively, related to the exercise of employee stock options were recorded as capital in excess of par value.

  As of September 30, 1999, the Company has $1.4 million of potential tax benefits from state net operating losses expiring in 4 to 14 years. As of September 30, 1999, the Company had $20.8 million of alternative minimum tax credit carryforwards.

  Income tax payments amounted to $17.0 million, $17.4 million, and $20.2 million in the fiscal years ended September 30, 1999, 1998, and 1997, respectively.

Note 4--Long-Term Debt

 Receivables Securitization Financing

  Effective May 14, 1999, the Company, through a consolidated wholly-owned special purpose entity, established a new receivables securitization facility (the "1999 Securitization Facility"), which provides the Company with up to $325 million in available credit. In connection with the 1999 Securitization Facility, the Company will sell on a revolving basis certain accounts receivables to the special purpose entity which in turn sells a percentage ownership interest in the receivables to a commercial paper conduit sponsored by a financial institution. The Company was retained as servicer of the sold accounts receivables. The 1999 Securitization Facility has a term of three years. Interest is at a rate at which funds are obtained by the financial institution to fund the receivables (short-term commercial paper rates) plus a program fee of 38.5 basis points (5.74% at September 30, 1999). The Company is required to pay a commitment fee of 25 basis points on any unused credit in excess of $25 million under the facility. Fees of $0.6 million incurred to establish the 1999 Securitization Facility were deferred and will be amortized on a straight-line basis over the term of the 1999 Securitization Facility. The transaction does not qualify as a "sale" in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and, accordingly, the Company accounts for the 1999 Securitization Facility as a financing transaction in its consolidated financial statements.

  Proceeds from the 1999 Securitization Facility were used to extinguish the Company's prior receivables securitization financing ("Receivables Program") in the fourth quarter of fiscal 1999 and resulted in an extraordinary charge of $0.7 million (net of a $0.4 million tax benefit) related to the write-off of unamortized deferred financing fees.

  Under the Receivables Program, the Company sold substantially all of its trade accounts and notes receivable (the "Receivables") to AmeriSource Receivables Corporation ("ARC"), a special-purpose, wholly-owned subsidiary, through a Receivables Purchase Agreement with ARC, whereby ARC purchased on a continuous basis Receivables originated by the Company. Pursuant to the Receivables Program, ARC transferred such Receivables to a master trust in exchange for, among other things, certain trade receivables-backed certificates (the "Certificates"). During the term of the Receivables Program, the cash generated by collections on the Receivables was used to purchase, among other things, additional Receivables originated by the Company. The Company accounted for the Receivables Program as a financing transaction in its consolidated financial statements.

  Pursuant to the Receivables Program, the Company issued: (i) $175 million of Floating Rate Class A Trade Receivables Participation Certificates, (ii) $35 million of Floating Rate Class B Trade Receivables Participation Certificates and (iii) $90 million of Floating Rate Class A Trade Receivables Participation Certificates Series 1997-1, which represent fractional undivided interests in the Receivables and other assets of the master trust. The Certificates

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 4--Long-Term Debt--(continued)
each had a five-year term and bore interest at rates ranging from LIBOR plus
 .2% to LIBOR plus .7%. In addition, the Company issued Floating Rate Revolving Principal Trade Receivables Participation Certificates ("Revolving Certificates"), pursuant to which investors could purchase up to $75 million of interests in the master trust, which Certificates bore interest, at the Company's option, at either LIBOR plus .35% or the federal funds rate plus 1.00%. There were no Revolving Certificates outstanding at September 30, 1998. Restricted cash of $41.8 million at September 30, 1998, primarily represented amounts temporarily deposited in the master trust which amounts were designated for specific purposes pursuant to the Receivables Program, including cash deposited by the Company to supplement the receivable collateral base, if that base is not sufficient to support the Certificates.

 Revolving Credit Facilities

  In January 1997, the Company entered into a revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Among other things, the Credit Agreement:
(1) is for a term of five years, expiring in January 2002; (2) provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from two credit rating agencies; (4) provides for a borrowing base of 70% of the eligible inventory; and (5) provides higher limits for possible acquisitions. An extraordinary loss of $2.0 million (net of tax benefits of $1.3 million) was recorded in fiscal 1997, representing the write-off of the unamortized financing fees related to the retirement of the prior $380 million revolving credit facility. In connection with the Credit Agreement, the Company incurred approximately $3.0 million of financing fees which have been deferred and are being amortized on a straight-line basis over the five-year term of the Credit Agreement.

  Revolving loans made under the Credit Agreement may be prepaid during its term without premium and may subsequently be reborrowed. Commitments under the Credit Agreement may be permanently reduced in full or in part at any time at the option of the Company upon prior written notice.

  Borrowings under the Credit Agreement bear interest at the rate of LIBOR plus an applicable margin (.625% at September 30, 1999) or the applicable prime rate. Interest on loans under the Credit Agreement is payable quarterly. Under the terms of the Credit Agreement, the Company granted the senior lenders a perfected first priority security interest in the Company's inventory for collateral against borrowings under the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of commitments under the Credit Agreement (.20% per annum at September 30, 1999) plus an annual administration fee. At September 30, 1999, the $225.2 million outstanding under the Credit Agreement bore interest at the rate of 6.1% per annum.

  As discussed in Note 2, the Company acquired C.D. Smith in July 1999, and assumed $78 million in long-term debt. The assumed long-term debt was immediately extinguished with funds provided by the Company's revolving credit facility, resulting in an extraordinary charge in the fourth quarter of fiscal 1999 of approximately $2.8 million, net of income taxes of $1.6 million, relating to prepayment penalties, the write-off of unamortized original issue discount and the write-off of unamortized deferred financing fees.

  For the fiscal years ended September 30, 1999 and 1998, C.D. Smith had a revolving line of credit and certain term notes ("CDS Credit Facility") with a group of lending institutions. Under the terms of the CDS Credit Facility, which was due to expire in October 2000, C.D. Smith was able to borrow up to approximately $90 million in addition to the amounts outstanding under the term notes ($2.1 million at September 30, 1998 included in other debt), based on eligible inventory and accounts receivable balances. Generally, advances bore

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 4--Long-Term Debt--(continued)
interest at the lender's prime rate, payable monthly. The line of credit borrowings amounted to $73.6 million at September 30, 1998.

 Other Debt

  In connection with its General Drug acquisition in October 1997, C.D. Smith issued a subordinated note due and payable October 3, 2004 in the principal amount of $12.0 million with a detachable common stock put warrant (see Note
5) to an investment group. This note was extinguished in July 1999 when C.D. Smith merged with the Company as discussed above. Interest on the note of 12% per annum was payable quarterly and principal installments of $1.8 million were made in fiscal 1999. The estimated fair value of the warrant at the date of issue in October 1997 was $2.6 million and was recorded as a discount on the subordinated debt. The discount was being amortized to interest expense over the seven-year term using the interest method and the unamortized discount at September 30, 1998 was $2.0 million. At September 30, 1999, other debt of $8.5 million primarily related to a mortgage note on a distribution facility.

  The Company enters into interest-rate cap agreements from time to time to hedge the exposure to increasing interest rates with respect to its long-term debt. The Company provides protection to meet actual interest rate exposures and does not speculate in derivatives. The interest rate caps under these agreements exceed the current market rates at the time they are entered into and their cost is included in interest expense ratably over the life of the agreement. The Company was required by its Credit Agreement to maintain interest rate protection on a minimum of $112.5 million of its long-term debt through January 1999. The Company entered into two-year interest rate cap agreements which expired in May 1999 which specified that the 3-month LIBOR base rate would not be greater than 7.50% with respect to $115 million of borrowings under the Credit Agreement. The Company would have incurred additional interest expense with respect to the borrowings if the LIBOR rate had exceeded 7.5% and the other parties to the interest rate cap agreements defaulted on their obligations under the agreements. During the term of the interest rate cap agreement, the 3-month LIBOR rate did not exceed 7.5%.

  The indentures governing the 1999 Securitization Facility and the Credit Agreement contain restrictions and covenants which include limitations on incurrence of additional indebtedness, restrictions on distributions and dividends to stockholders, the repurchase of stock and the making of certain other restricted payments, the issuance of preferred stock, the creation of certain liens, transactions with subsidiaries and other affiliates, and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including leverage, fixed charge coverage, and maintenance of minimum net worth.

  Interest paid on the above indebtedness during the fiscal years ended September 30, 1999, 1998, and 1997 was $39.0 million, $51.7 million, and $39.0 million, respectively.

  Total amortization of financing fees and expenses (included in interest expense) for the fiscal years ended September 30, 1999, 1998, and 1997 was $2.4 million, $ 2.6 million, and $1.9 million, respectively.

  As of September 30, 1999, the Company's revolving credit facility and receivables securitization financing had fair values that approximated their carrying amounts.

Note 5--Common Stock Put Warrant

  The detachable common stock put warrant to purchase 415,267 shares of common stock issued in connection with C.D. Smith's acquisition of General Drug in October 1997, was exercised in July 1999 immediately prior to the Company's acquisition of C.D. Smith. The exercise price was nominal and the fair value

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 5--Common Stock Put Warrant--(continued) of the put warrant of $10.3 million was credited to capital in excess of par value. Prior to its exercise, the fair value of this put warrant is presented as a liability in the accompanying consolidated balance sheet due to the holder's option to require settlement in cash. The Company recorded $0.3 million and $7.8 million in interest expense for the fiscal years ended September 30, 1999 and 1998, respectively, to adjust the common stock put warrant to its estimated fair value based on the implied value of C.D. Smith prior to its acquisition by the Company. The fair value of the warrant at September 30, 1998 was based upon a valuation prepared by an independent investment company.

Note 6--Stockholders' Equity

  The Company's earnings per share and share data in the financial statements have been restated to reflect the effect of a two-for-one stock split in March 1999.

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

  The following table (in thousands) is a reconciliation of the numerator and denominator of the computation of earnings per share and earnings per share-assuming dilution.

                                                           Fiscal year ended
                                                             September 30,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Net income............................................. $67,466 $46,030 $48,141
Effect of dilutive warrant.............................     334     --      --
                                                        ------- ------- -------
Net income--assuming dilution.......................... $67,800 $46,030 $48,141
                                                        ======= ======= =======
Weighted average common shares outstanding.............  50,698  49,877  49,467
Effect of dilutive securities:
 Options to purchase common stock......................     666     836     834
 Common stock put warrant..............................     319     --      --
                                                        ------- ------- -------
Weighted average common shares outstanding--assuming
 dilution..............................................  51,683  50,713  50,301
                                                        ======= ======= =======

  The effect of the common stock put warrant in fiscal 1998 was anti-dilutive and therefore, was not included in the above computation.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 7--Pension and Other Benefit Plans

  The Company provides a benefit for the majority of its employees under noncontributory defined benefit pension plans. For each employee, the benefits are based on years of service and average compensation. Pension costs, which are computed using the projected unit credit cost method, are funded to at least the minimum level required by government regulations.

  The following table sets forth (in thousands) a reconciliation of the changes in the Company sponsored defined benefit pension plans:

                                                             Fiscal year ended
                                                               September 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
Change in Benefit Obligations:
Benefit obligation at beginning of year....................  $ 56,714  $ 45,667
Service cost...............................................     4,089     3,034
Interest cost..............................................     3,955     3,661
Amendments.................................................       125       161
Actuarial (gains)/losses...................................    (3,489)    5,753
Benefit payments...........................................    (2,446)   (1,562)
                                                             --------  --------
Benefit obligation at end of year..........................  $ 58,948  $ 56,714
                                                             ========  ========
Change in Plan Assets:
Fair value of plan assets at beginning of year.............  $ 43,809  $ 37,266
Actual return on plan assets...............................     3,434     4,778
Employer contribution......................................     4,415     3,886
Expenses...................................................      (630)     (559)
Benefit payments...........................................    (2,446)   (1,562)
                                                             --------  --------
Fair value of plan assets at end of year...................  $ 48,582  $ 43,809
                                                             ========  ========
Funded Status..............................................  $(10,365) $(12,905)
Unrecognized net actuarial (gain)/loss.....................     7,596    10,045
Unrecognized net obligation................................      (144)     (315)
Unrecognized prior service cost............................     2,671     2,917
                                                             --------  --------
Net amount recognized......................................  $   (242) $   (258)
                                                             ========  ========
Amounts recognized in the statement of
 financial position consist of:
 Prepaid benefit cost......................................  $   (299) $    926
 Accrued benefit liability.................................      (306)   (1,805)
 Intangible asset..........................................       363       621
                                                             --------  --------
Net amount recognized......................................  $   (242) $   (258)
                                                             ========  ========

  Assumptions used in computing the funded status of the plans were as follows:

                                                            1999    1998   1997
                                                            -----  ------ ------
Discount rate..............................................  7.75%  7.00%  7.75%
Rate of increase in compensation levels....................  6.25%  5.50%  6.25%
Expected long-term rate of return on assets................ 10.00% 10.00% 10.00%

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 7--Pension and Other Benefit Plans--(continued)

  The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union administered defined benefit pension plans that the Company participates in (in thousands):

                                                         Fiscal year ended
                                                           September 30,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
Components of net periodic benefit cost
Service cost - benefits earned during the period......  $4,098  $3,159  $2,994
Interest cost on projected benefit obligation.........   3,955   3,661   3,275
Expected return on plan assets........................  (4,554) (3,939) (3,406)
Amortization of net asset.............................    (170)   (170)   (170)
Amortization of prior service cost....................     371     369     359
Recognized net actuarial loss.........................     699     420     425
                                                        ------  ------  ------
Net periodic pension cost of defined benefit pension
 plan.................................................   4,399   3,500   3,477
Net pension cost of multi-employer plans..............     454     419     245
                                                        ------  ------  ------
 Total pension expense................................  $4,853  $3,919  $3,722
                                                        ======  ======  ======

  Plan assets at September 30, 1999 are invested principally in listed stocks, corporate and government bonds, and cash equivalents. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $3.9 million, $3.0 million, and $1.4 million, respectively, as of September 30, 1999 and $3,941, $3,170, and $1,155, respectively, as of September 30, 1998.

 Defined Contribution Plans

  The Company sponsors the Employee Investment Plan, a defined contribution 401(k) plan, which covers salaried and certain hourly employees. Eligible participants may contribute to the plan from 2% to 18% of their regular compensation before taxes. The Company matches the employee contributions up to a maximum of 6% of their regular compensation in an amount equal to 50% of the participants' contributions. An additional discretionary Company contribution in an amount not to exceed 50% of the participants' contributions may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over a five-year period depending upon an employee's years of service. In addition, as a result of its acquisition of C.D. Smith the Company assumed a defined contribution 401(k) plan which covers substantially all C.D. Smith employees with at least one year of service. Under the plan, employees may elect to contribute a percentage of their annual salary subject to Internal Revenue Code (IRC) maximum limitations. The plan provides for employer matching and discretionary contributions, the amounts of which are to be determined annually by the Board of Directors. During the 1999 plan year, the Company matched 50% of employee contributions up to 4% of qualified compensation. Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 1999, 1998, and 1997 amounted to $1.4 million, $2.0 million, and $1.0 million, respectively.

 Postretirement Benefit Obligations

  As a result of special termination benefit packages previously offered, the Company provides medical, dental, and life insurance benefits to only a limited number of retirees and their dependents. These benefit plans are unfunded. The accumulated postretirement benefit obligation was $0.5 million as of September 30, 1999. The weighted average discount rate used in determining the accumulated postretirement benefit obligations was 7.5% and 6.75% at September 30, 1999 and 1998, respectively. The annual expense for such benefits is not material.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 7--Pension and Other Benefit Plans--(continued)

 Employee Stock Ownership Plan

  As a result of its acquisition of C.D. Smith, the Company assumed the C.D. Smith Healthcare, Inc. Employee Stock Ownership Plan ("ESOP"). The ESOP covers substantially all employees of C.D. Smith with over one year of service who are not associated with a collective bargaining unit. Under the ESOP, C.D. Smith initially obtained a term loan from an outside bank in 1991 and disbursed the proceeds to the ESOP in exchange for a note receivable for purposes of acquiring shares from the original shareholders. Shares held as collateral under the term loan are released each year in the proportion of principal and interest paid in the current year to the principal and interest remaining to be paid over the life of the loan. The Company is obligated to make annual contributions sufficient to enable the ESOP to repay the loan with interest at 0.5% below the prime rate. The ESOP owns approximately 1.8 million shares of stock in the Company at September 30, 1999, of which 1.4 million shares are allocated to ESOP participants. ESOP contributions totaling $0.1 million for each of the three years in the period ended September 30, 1999 were expensed. The loan and receivable are recorded in the Company's consolidated balance sheets as long-term debt and a reduction in shareholders' equity, respectively.

Note 8--Stock Option Plans

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

  During fiscal 1995, the Company adopted the AmeriSource Health Corporation 1995 Stock Option Plan (the "1995 Option Plan"), which provides for the granting of nonqualified stock options to acquire up to approximately 2.4 million shares of common stock to employees of the Company at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods are determined at the date of grant by a committee of the Board of Directors. Options expire six years after the date of grant unless an earlier expiration date is set at the time of grant.

  During fiscal 1995, the Company also adopted the AmeriSource Health Corporation Non-Employee Director Stock Option Plan (the "1995 Directors Plan"), which provides for the grant of stock options to the Company's non-employee directors. Under the 1995 Directors Plan, stock options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options become fully exercisable on the first anniversary of their respective grant, except for the options under the initial grant, which are fully exercisable on the third anniversary of the grant. The total number of shares to be issued under the 1995 Directors Plan may not exceed 100,000 shares.

  During fiscal 1997, the Company adopted the 1996 Employee Stock Option Plan (the "1996 Option Plan") and the 1996 Non-Employee Directors Stock Option Plan (the "1996 Directors Plan"). The 1996 Option Plan and the 1996 Directors Plan provide for the granting of nonqualified stock options to acquire up to 1,594,000 and 100,000 shares of common stock, respectively, to employees and non-employee directors at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods of the 1996 Option Plan are determined at the date of grant by a committee of the Board of Directors. The number of options to be granted annually under the 1996 Directors Plan is fixed by the plan and vest immediately. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 8--Stock Option Plans--(continued)

  During fiscal 1999, the Company assumed the C.D. Smith Drug Company 1996 Equity Compensation Plan pursuant to which options to purchase up to 2,000,000 shares of common stock may be granted to employees at a price not less than the fair market value of the common stock on the date the option is granted. The terms and vesting provisions of these options are determined by the Board of Directors. Options expire ten years after the date of the grant. A total of 248,970 shares were reserved for issuance under the plan at the time of the acquisition of C.D. Smith by AmeriSource. No further options will be granted under this plan.

  During fiscal 1999, the Company adopted the AmeriSource Health Corporation 1999 Stock Option Plan (the "1999 Option Plan") and the AmeriSource Health Corporation 1999 Non-Employee Directors Stock Option Plan (the "1999 Directors Plan"). The 1999 Option Plan and the 1999 Directors Plan provide for the granting of nonqualified stock options to acquire up to 3,200,000 and 350,000 shares of common stock, respectively, at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods are determined at the date of grant by a committee of the Board of Directors. The number of options to be granted annually under the 1999 Directors Plan is fixed by the plan and vest immediately. Options expire ten years after the date of grant.

  A summary of the Company's stock option activity for its option plans, and related information for the fiscal years ended September 30 follows:

                                   1999              1998              1997
                             ----------------- ----------------- ----------------
                                      Weighted          Weighted         Weighted
                                      Average           Average          Average
                             Options  Exercise Options  Exercise Options Exercise
                              (000)    Price    (000)    Price    (000)   Price
                             -------  -------- -------  -------- ------- --------
Outstanding beginning of
 year.......................  3,127     $19     2,888     $14     2,614    $10
  Granted...................  1,174      37       947      29     1,008     23
  Exercised.................   (604)     15      (549)     12      (347)    11
  Forfeited.................   (119)     25      (159)     15      (387)    16
                             ------            ------             -----
Outstanding end of year.....  3,578     $25     3,127     $19     2,888    $14
                             ======            ======             =====
Exercisable at end of year..  1,534     $16     1,217     $12       992    $ 9
Weighted average fair value
 of options granted during
 the year................... $16.55            $12.16             $8.85

  A summary of the status of options outstanding at September 30, 1999 follows:

                                                                     Exercisable Options
                         Outstanding Options                         ---------------------------
                 -----------------------------------------------
                                 Weighted
                                  Average           Weighted                        Weighted
                                 Remaining          Average                         Average
 Exercise        Number         Contractual         Exercise         Number         Exercise
Price Range      (000)             Life              Price           (000)           Price
-----------      ------         -----------         --------         ------         --------
$ 1-$16           238             7 years             $ 2             238             $ 2
$10-$14           812             1 year              $12             720             $11
$20-$38          2,528            8 years             $31             576             $28

  In December 1999, a grant of 969,550 stock options was made under the 1999 Option Plan.

  Pro forma disclosures, as required by SFAS No. 123, regarding net income and earnings per share have been determined as if the Company had accounted for its employee stock options under the fair value method.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 8--Stock Option Plans--(continued)


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

  The fair values for the Company's options were estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions for the years ending September 30, 1999, 1998 and 1997; a risk-free interest rate ranging from 5.3% to 6.0%; no dividends; a volatility factor of the expected market price of the Company's common stock ranging from
 .392 to .407 and a weighted-average expected life of the options of 5 years.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' assumed vesting period. SFAS No. 123 requires only that the income effects of options granted since October 1, 1995 be included in the pro forma disclosures. Since a portion of the Company's stock options vest over several years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years' pro forma net income. The Company's pro forma information follows (in thousands, except per share data):

                                                          For the fiscal year
                                                          ended September 30,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
Pro forma net income................................... $62,392 $42,971 $46,109
Pro forma earnings per share:
 Basic................................................. $  1.23 $   .86 $   .93
 Assuming dilution.....................................    1.21     .85     .92

Note 9--Leases

  At September 30, 1999, future minimum payments totaling $52.8 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2000--$14.1 million; 2001--$11.2 million; 2002--$8.4 million; 2003--$5.1 million; 2004--$3.8 million; and thereafter--$10.1 million. In the normal course of business, operating leases are generally renewed or replaced by other leases.

  Total rental expense was $17.1 million in fiscal 1999, $14.9 million in fiscal 1998, and $10.0 million in fiscal 1997.

Note 10--Facility Consolidations and Employee Severance

  In connection with its acquisition of C.D. Smith, the Company began the consolidation of one of C.D. Smith's pharmaceutical distribution facilities into an existing AmeriSource distribution facility and the integration of C.D. Smith pharmaceutical packaging business into AmeriSource's packaging operation in the fourth quarter of fiscal 1999. In addition, the Company began to incorporate the remaining two C.D. Smith facilities into the centralization process described below. These efforts are expected to be completed by the end of the second quarter of fiscal 2000.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 10--Facility Consolidations and Employee Severance--(continued)


  In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting and contract administration functions, reorganize its pharmaceutical distribution facilities into five regions, and consolidate a pharmaceutical distribution facility into another facility. The centralization process, which commenced in July 1998, is occurring on a facility-by-facility basis and 15 of the original 19 facilities have been centralized by the end of fiscal 1999. The centralization of three facilities occurred in December 1999 and the centralization of the remaining facility has been rescheduled to the third quarter of fiscal 2000 following the C.D. Smith centralizations.

  In the third quarter of fiscal 1997, the Company commenced cost reduction plans to consolidate three of its pharmaceutical distribution facilities into other existing facilities and restructure its sales force. These initiatives were completed in fiscal 1998. In addition, the Company incurred costs related to the retirement of its former President and CEO as well as other executive terminations during fiscal 1997.

  The cost reduction initiatives referred to above resulted in the following charges for the fiscal year ended September 30 (in thousands):

                                                          1999    1998   1997
                                                         ------- ------ -------
Write-downs of assets................................... $ 6,400 $2,168 $ 3,857
Severance...............................................   1,857  3,269   1,832
Contract and lease cancellations and other..............   3,473  2,846     727
Executive severance.....................................     --     --    5,155
                                                         ------- ------ -------
                                                         $11,730 $8,283 $11,571
                                                         ======= ====== =======

  Write-downs of assets in fiscal 1999 primarily relates to the write-off of goodwill for the consolidated facility as well as the estimated loss on the sale of the facility. Write-downs of assets in 1998 relate primarily to computer equipment to be abandoned as a result of the data processing centralization. In fiscal 1997, write-downs of assets related to buildings, warehouse and computer equipment and other assets to be disposed of primarily due to the facility consolidations. The write-downs of assets were based on estimated salvage and market values of related facilities and equipment compared to carrying values. Computer and warehouse equipment were determined to have minimal salvage value based on Company estimates.

  Severance includes the termination of approximately 90 and 350 administrative and warehouse employees in fiscal 1999 and 1998, respectively, and 240 warehouse and sales employees in fiscal 1997. All of the employees targeted in fiscal 1997, were terminated by September 30, 1999. Approximately 85 and 80 of the employees targeted in fiscal 1999 and 1998, respectively, have not yet been terminated as of September 30, 1999. Accrued severance of $3.1 million and $4.3 million, including executive severance of $0.4 million and $1.4 million, at September 30, 1999 and 1998, respectively, is included in accrued expenses and other.

  Contract and lease cancellations and other in fiscal 1999 relates primarily to the expected termination costs of a non-cancellable supply contract arising from the C.D. Smith acquisition. The Company's obligations under this contract are subject to an arbitration which will be held in fiscal 2000. Contract and lease cancellations and other in fiscal 1998 relates primarily to non-cancellable lease obligations remaining after the conversion dates for computer equipment to be abandoned as a result of the data processing centralization. In fiscal 1997, contract and lease cancellations and other relates primarily to non-cancellable lease obligations of the consolidated facilities. Remaining lease obligations of $4.3 million and $3.0 million are included in accrued expenses and other at September 30, 1999 and 1998.

  In the fourth quarter of fiscal 1999, accruals established in fiscal 1997 related to asset write-downs and severance were adjusted by $0.8 million and $0.3 million, respectively, and are netted against the fiscal 1999 facility consolidations and employee severance charge.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 11--Legal Matters and Contingencies

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

  In 1998 the Company sued a former customer which refused to pay invoices, net of credit memos, totaling approximately $21 million for goods sold and delivered. The former customer has filed counterclaims alleging it suffered damages as a result of certain performance problems affecting the Company. The Company believes there is no merit to these counterclaims and is aggressively pursuing collection of the outstanding amount. A trial is scheduled for January 2000 and ultimate collectibility of amounts owed to the Company is dependent on the outcome of the trial and the continued creditworthiness of the former customer.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies and alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drug stores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. Subsequent amendments to the Judgment Sharing Agreement have provided additional protection to the Company from litigation expenses in exchange for updated releases. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

  On April 4, 1996, the District Court granted the Company's motion for summary judgment in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgment to the United States Seventh Circuit Court of Appeals. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgment in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court; the petition was denied. Trial in the class case commenced in the United States District Court for the Northern District of Illinois on September 23, 1998. After a ten-week trial, the Court granted all of the defendants motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other defendants. Plaintiffs in the class case then appealed the District Court's judgment to the Seventh Circuit Court of Appeals. On June 9, 1999, the Seventh Circuit affirmed the judgment the District Court entered in favor of the Company in the class case. Plaintiffs have filed a petition for a writ of certiorari to the United States Supreme Court; that petition is pending.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 11--Legal Matters and Contingencies--(continued)

  The state cases are proceeding. The Minnesota case settled without any payment or admission of liability by the Company. On November 29, 1999, the trial court in Alabama dismissed all of the claims asserted against the Company and the other wholesaler and manufacturer defendants pending in accordance with a ruling from the Alabama Supreme Court. The Mississippi and Tennessee cases remain, though there has been very little activity in either forum.

  On or about October 2, 1997, a group of retail chain drug stores and individual pharmacies, both of which had opted out of the class cases, filed a motion with the United States District Court for the Northern District of Illinois seeking to add the Company and the other wholesale distributors as defendants in their cases against the manufacturer defendants, which cases are consolidated before the same judge who presides over the class case. This motion was granted and the Company and the other wholesale distributors have been added as defendants in those cases as well. As a result, the Company has been served with approximately 120 additional complaints on behalf of approximately 4,000 pharmacies and chain retailers. Discovery and motion practice is presently underway in all of these opt-out cases. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other liabilities in the accompanying consolidated balance sheet ($3.8 million at September 30, 1999), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

Note 12--Merger Costs

  In connection with its acquisition of C.D. Smith in the fourth quarter of fiscal 1999, the Company expensed merger related costs of $3.2 million consisting primarily of investment banking, accounting, and legal fees.

  In fiscal 1998, the Company and McKessonHBOC jointly terminated a definitive merger agreement signed in September 1997 after the Federal Trade Commission obtained an injunction halting the proposed merger. Merger related costs consisting of professional fees and stay-put bonuses totaling $18.4 million were expensed in the fourth quarter of fiscal 1998 as a result of the termination of the merger agreement.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 13--Quarterly Financial Information (Unaudited)

                           QUARTERLY FINANCIAL DATA
                     (in thousands, except per share data)

                                              Three months ended
                               ------------------------------------------------
                               December 31, March 31,   June 30,  September 30,
                                   1998        1999       1999        1999
                               ------------ ---------- ---------- -------------
Operating revenue.............  $2,362,648  $2,372,872 $2,455,797  $2,568,766
Bulk deliveries to customer
 warehouses...................      12,087      12,299     12,740      10,154
                                ----------  ---------- ----------  ----------
Total revenue.................   2,374,735   2,385,171  2,468,537   2,578,920
Gross profit..................     111,126     122,986    113,025     125,928
Selling and administrative
 expenses, depreciation and
 amortization.................      71,462      76,506     71,558      94,537
Operating income..............      39,664      46,480     41,467      31,391
Income before extraordinary
 item.........................      17,895      20,219     21,760      11,041
Extraordinary item--early
 retirement of debt...........         --          --         --       (3,449)
Net income....................      17,895      20,219     21,760       7,592
Earnings per share:
  Income before extraordinary
   item.......................         .36         .40        .43         .22
  Extraordinary item..........         --          --         --         (.07)
    Net income................         .36         .40        .43         .15
Earnings per share--assuming
 dilution:
  Income before extraordinary
   item.......................         .35         .39        .39         .21
  Extraordinary item..........         --          --         --         (.07)
    Net income................         .35         .39        .39         .15*

--------
*Difference due to rounding.

                                               Three months ended
                                ------------------------------------------------
                                December 31, March 31,   June 30,  September 30,
                                    1997        1998       1998        1998
                                ------------ ---------- ---------- -------------
Operating revenue.............   $2,451,096  $2,398,897 $2,295,110  $2,228,379
Bulk deliveries to customer
 warehouses...................       29,225      36,372     41,191      22,767
                                 ----------  ---------- ----------  ----------
Total revenue.................    2,480,321   2,435,269  2,336,301   2,251,146
Gross profit..................      115,755     123,605    109,512     113,025
Selling and administrative
 expenses, depreciation and
 amortization.................       75,217      80,711     70,341      96,697
Operating income..............       40,538      42,894     39,171      16,328
Net income....................       15,689      17,397     11,217       1,727
Net income per share..........          .32         .35        .22         .03
Net income per share--assuming
 dilution.....................          .31         .34        .22         .03

  In the fourth quarter of fiscal 1999, the Company incurred a $11.7 million charge to consolidate a facility and centralize administrative functions in connection with its acquisition of C.D. Smith (see Note 10). It also incurred $3.2 million of merger costs in connection with the acquisition. See Note 12.

   In the fourth quarter of fiscal 1998, the Company recorded $18.4 million in costs related to the termination of its merger agreement with McKessonHBOC (see Note 12) as well as $8.3 million for restructuring initiatives undertaken to centralize redundant administrative functions, and to close a distribution facility. See Note 10.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  (No response to this Item is required.)

                                   Part III

Item 10. Directors and Executive Officers of the Registrant.

  Information appearing under "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the 2000 annual meeting of stockholders (the "2000 Proxy Statement") is incorporated herein by reference. The Company will file the 2000 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

Item 11. Executive Compensation.

  Information regarding executive compensation appearing under "Management," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors," and "Stockholder Return Performance" in the 2000 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Information appearing under "Certain Relationships and Transactions" in the 2000 Proxy Statement is incorporated herein by reference.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1) and (2) List of Financial Statements and Schedules.

  Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................   18
Consolidated Balance Sheets as of September 30, 1999 and 1998.............   19
Consolidated Statements of Operations for the fiscal years ended September
 30, 1999, 1998 and 1997..................................................   21
Consolidated Statements of Changes in Stockholders' Equity for the fiscal
 years ended September 30, 1999, 1998 and 1997............................   22
Consolidated Statements of Cash Flows for the fiscal years ended September
 30, 1999, 1998 and 1997..................................................   23
Notes to Consolidated Financial Statements................................   24

  Financial Statement Schedules: The following financial statement schedules are submitted in response to Item 14(a)(2) and Item 14(d):

 Schedule I--Condensed Financial Information of AmeriSource Health
          Corporation as of
          September 30, 1999 and 1998 and for the fiscal years ended
          September 30, 1999, 1998 and 1997................................ S-1
 Schedule II--Valuation and Qualifying Accounts............................ S-4

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

  (a)(3) List of Exhibits.*

 Exhibit
 Number                                Description
 -------                               -----------
  2      Amended and Restated Agreement and Plan of Reorganization by and among
         AmeriSource Health Corporation, Hawk Acquisition Corp., C.D. Smith
         Healthcare, Inc. and a Person to be Designated Escrow Agent, dated as of April 28, 1999, as amended and restated as of May 27, 1999
         (incorporated by reference to Exhibit 2 to the Registrant's
         Registration Statement on Form S-4, Registration No. 333-79591, filed
         May 28, 1999).
  3.1    Restated Certificate of Incorporation of the Company, as amended
         (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the
         Registrant's Registration Statement on Form S-4, Registration No. 333-
         79591, filed June 8, 1999).
  3.2    Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
         Company's Registration Statement on Form S-1, Amendment No. 1 (SEC
         File No. 33-44244)).
  4.1    Receivables Purchase Agreement, dated as of December 13, 1994 between
         AmeriSource, as Seller and AmeriSource Receivables Corporation, as
         Purchaser (incorporated by reference to Exhibit 4.11 to Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1994).
  4.2    AmeriSource Receivables Master Trust Pooling and Servicing Agreement,
         dated as of December 13, 1994 among AmeriSource Receivables
         Corporation, as transferor, AmeriSource, as the initial Servicer, and
         Manufacturers and Traders Trust Company, as Trustee (incorporated by reference to Exhibit 4.12 to Registrant's Annual Report on Form 10-K
         for the fiscal year ended September 30, 1994).
  4.3    Revolving Certificate Purchase Agreement, dated as of December 13,
         1994 among AmeriSource Receivables Corporation, AmeriSource, The
         Revolving Purchasers and Bankers Trust Company, as Agent and Revolving
         Purchaser (incorporated by reference to Exhibit 4.13 to Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1994).
  4.4    Series 1994-1 Supplement to Pooling and Servicing Agreement, dated as of December 13, 1994 among AmeriSource Receivables Corporation, as
         Transferor, AmeriSource, as Initial Servicer, and Manufacturers and
         Traders Trust Company, as Trustee (incorporated by reference to
         Exhibit 4.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994).
  4.5    Credit Agreement, dated as of January 8, 1997 among AmeriSource
         Corporation as Borrower, AmeriSource Health Corporation and Certain
         Subsidiaries and Affiliates, as Guarantors and Nations Bank, N.A. as
         Administrative Agent (incorporated by reference to Exhibit 4.14 to
         Registrant's Quarterly Report Form 10-Q for its fiscal quarter ended
         December 31, 1996).
  4.6    Amendment No. 1, dated as of February 26, 1997 to the January 1997
         Credit Agreement (incorporated by reference to Exhibit 4.15 to
         Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended March 31, 1997).
  4.7    Amendment to Pooling and Servicing Agreement and Receivables Purchase
         Agreement, dated as of March 5, 1997 among AmeriSource Receivables
         Corporation, AmeriSource Corporation, and Manufacturers and Traders
         Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to
         Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1997).
  4.8    Certificate Purchase Agreement, dated as of April 11, 1997, among
         AmeriSource Corporation, AmeriSource Receivables Corporation, BT
         Securities Corporation, Bankers Trust International PLC, and Bankers
         Trust Australia Limited (incorporated by reference to Exhibit 4.2 to
         Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1997).
  4.9    Amendment to Pooling and Servicing Agreement and Receivables Purchase
         Agreement dated as of April 17, 1997 among AmeriSource Receivables
         Corporation, AmeriSource Corporation, and Manufacturers and Traders
         Trust Company, as Trustee (incorporated by reference to Exhibit 4.3 to
         Registrant's Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 1997).

 Exhibit
 Number                                Description
 -------                               -----------
  4.10   Series 1997-1 Supplement to Pooling and Servicing Agreement dated as of April 17, 1997 among AmeriSource Receivables Corporation as
         Transferor, AmeriSource Corporation as initial Servicer and
         Manufacturers and Traders Trust Company as Trustee (incorporated by reference to Exhibit 4.4 to Registrant's Quarterly Report on Form 10-Q
         for its fiscal quarter ended June 30, 1997).

  4.11   Amendment No. 3, dated October 1997, to the January 1997 Credit
         Agreement (incorporated by reference to Exhibit 4.15 to Registrant's
         Annual Report on Form 10-K for the fiscal year ended September 30,
         1998).

  4.12   Amendment No. 4, dated November 1998, to the January 1997 Credit
         Agreement (incorporated by reference to Exhibit 4.17 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1998).

  4.13   Receivables Purchase Agreement among AmeriSource Receivables Financial
         Corporation, as Seller, AmeriSource Corporation, as Guarantor,
         Delaware Funding Corporation, as Buyer, and Morgan Guaranty Trust
         Company of New York, as Administrative Agent, dated as of May 14, 1999
         (incorporated by reference to Exhibit 4.13 to the Registrant's
         Registration Statement on Form S-4, Registration No. 333-79591, filed
         May 28, 1999).

  4.14   Purchase Agreement between AmeriSource Corporation, as Seller, and
         AmeriSource Receivable Financial Corporation, as Payer, dated as of
         May 14, 1999 (incorporated by reference to Exhibit 4.14 to the
         Registrant's Registration Statement on Form S-4, Registration No. 333-
         79591, filed May 28, 1999).

 10.1    AmeriSource Master Pension Plan (incorporated by reference to Exhibit
         10.9 to Registration Statement on Form S-1, Registration No. 33-27835, filed March 29, 1989).

 10.2 AmeriSource 1988 Supplemental Retirement Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1,
         Registration No. 33-27835, filed March 29, 1989).

 10.3    Form of Take-Along and Registration Rights Agreement between
         Registrant and Citicorp Venture Capital Ltd. (incorporated by reference to Exhibit 4.19 to Amendment No. 2, filed September 7, 1989, to the Registration Statement on Form S-1, Registration No. 33-27835).

 10.4 Agreement, dated October 14, 1994, among certain manufacturers and wholesalers of prescription products, including AmeriSource
         (incorporated by reference to Exhibit 10.13 to Registrant's Annual
         Report on Form 10-K for the fiscal year ended September 30, 1994).

 10.5    Registrant's 1995 Stock Option Plan (incorporated by reference to
         Exhibit 10.16 to Amendment No. 2 to the Registrant's Registration
         Statement on Form S-2 dated April 3, 1995, Registration No. 33-57513).
 10.6 Registrant's Non-Employee Directors Stock Option Plan (incorporated by reference to Exhibit 10.17 to Amendment No. 2 to the Registrant's
         Registration Statement on Form S-2 dated April 3, 1995, Registration
         No. 33-57513).

 10.7    Employment Agreement, dated September 4, 1997, between AmeriSource and
         R. David Yost (incorporated by reference to Exhibit 10.12 to
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1997).

 10.8    Employment Agreement, dated September 4, 1997, between AmeriSource and
         David M. Flowers (incorporated by reference to Exhibit 10.13 to
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1997).

 10.9    Employment Agreement, dated September 4, 1997, between AmeriSource and
         Kurt J. Hilzinger (incorporated by reference to Exhibit 10.14 to
         Registrant's Annual Report on Form 10-K for the fiscal year ended
         September 30, 1997).

 10.10 AmeriSource Health Corporation 1996 Stock Option Plan (incorporated by reference to Appendix C to Registrant's Proxy Statement dated January
         15, 1997 for the Annual Meeting of Stockholders held on February 11,
         1997).

 Exhibit
 Number                                Description
 -------                               -----------
 10.11   AmeriSource Health Corporation 1996 Non-Employee Directors Stock
         Option Plan (incorporated by reference to Appendix D to Registrant's
         Proxy Statement dated January 15, 1997 for the Annual Meeting of
         Stockholders held on February 11, 1997).
 10.12   1996 Amendment to the AmeriSource Health Corporation 1995 Stock Option
         Plan (incorporated by reference to Appendix A to Registrant's Proxy
         Statement dated January 15, 1997 for the Annual Meeting of
         Stockholders held on February 11, 1997).
 10.13   Consulting Agreement, dated October 31, 1997, between AmeriSource
         Corporation and John F. McNamara (incorporated by reference to Exhibit
         10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).
 10.15   Form of Voting/Support Agreement among AmeriSource Health Corporation,
         Hawk Acquisition Corp. and certain executives of C.D. Smith
         (incorporated by reference to Exhibit 10.15 to the Registrant's
         Registration Statement on Form S-4, Registration No. 333-79591, filed
         May 28, 1999).
 10.16   Form of Voting/Support Agreement among AmeriSource Health Corporation,
         Hawk Acquisition Corp. and Churchill ESOP Capital Partners
         (incorporated by reference to Exhibit 10.16 to the Registrant's
         Registration Statement on Form S-4, Registration No. 333-79591, filed
         May 28, 1999).
 10.17   C.D. Smith Healthcare, Inc. Employee Stock Ownership Plan, dated
         January 1, 1987, as restated on December 10, 1991 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement
         on Form S-4, Registration No. 333-79591, filed May 28, 1999).
 10.18   Amendment, dated October 1, 1992 to the C.D. Smith Healthcare, Inc.
         Employee Stock Ownership Plan (incorporated by reference to Exhibit
         10.18 to the Registrant's Registration Statement on Form S-4,
         Registration No. 333-79591, filed May 28, 1999).
 10.19   Amendment, dated December 2, 1994, to the C.D. Smith Healthcare, Inc.
         Employee Stock Ownership Plan (incorporated by reference to Exhibit
         10.19 to Amendment No. 1 to the Registrant's Registration Statement on
         Form S-4, Registration No. 333-79591, filed June 8, 1999).
 10.20   Amendment, dated October 1, 1996, to the C.D. Smith Healthcare, Inc.
         Employee Stock Ownership Plan (incorporated by reference to Exhibit
         10.20 to Amendment No. 1 to the Registrant's Registration Statement on
         Form S-4, Registration No. 333-79591, filed June 8, 1999).
 10.21   Amendment, dated January 1, 1998, to the C.D. Smith Healthcare, Inc.
         Employee Stock Ownership Plan (incorporated by reference to Exhibit
         10.21 to Amendment No. 1 to the Registrant's Registration Statement on
         Form S-4, Registration No. 333-79591, filed June 8, 1999).
 10.22   AmeriSource Health Corporation 1999 Non-Employee Directors Stock
         Option Plan (incorporated by reference to Appendix C to Registrant's
         Proxy Statement dated February 5, 1999 for the Annual Meeting of
         Stockholders held on March 3, 1999).
 21      Subsidiaries of the Registrant.
 23      Consent of Ernst & Young LLP.
 27      Financial Data Schedule for the year ended September 30, 1999.
 27.1    Financial Data Schedule for the years ended September 30, 1998 and
         September 30, 1997. Restated for the acquisition of C.D. Smith accounted for as a pooling-of-interests.


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

                                          AmeriSource Health Corporation

                                                  /s/ George L. James III
Date: December 28, 1999                   By: _________________________________
                                                (George L. James III) Vice
                                               President and Chief Financial
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 28, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

              Signature                               Title

          /s/ R. David Yost                   President and Chief
-------------------------------------          Executive Officer
           (R. David Yost)                     and Director
                                               (Principal
                                               Executive Officer)

       /s/ George L. James III                Vice President and
-------------------------------------          Chief Financial
        (George L. James III)                  Officer (Principal
                                               Financial Officer)

      /s/ Michael D. DiCandilo                Vice President,
-------------------------------------          Controller
       (Michael D. DiCandilo)                  (Principal
                                               Accounting Officer)

                                              Director
-------------------------------------
        (Bruce C. Bruckmann)

       /s/ Michael A. Delaney                 Director
-------------------------------------
        (Michael A. Delaney)

        /s/ Richard C. Gozon                  Director
-------------------------------------
         (Richard C. Gozon)

       /s/ Lawrence C. Karlson                Director and
-------------------------------------          Chairman
        (Lawrence C. Karlson)

        /s/ George H. Strong                  Director
-------------------------------------
         (George H. Strong)

      /s/ Edward E. Hagenlocker               Director
-------------------------------------
       (Edward E. Hagenlocker)

                                              Director
-------------------------------------
         (Barton J. Winokur)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION

                            CONDENSED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                             September 30,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
                                     ASSETS
Cash...................................................... $     59  $      3
Receivable from AmeriSource Corporation...................   43,728    35,234
Other assets .............................................      119       230
Investment at equity in AmeriSource Corporation (accumu-
 lated gains and losses of AmeriSource in excess of in-
 vestment)................................................  122,472    50,631
                                                           --------  --------
                                                           $166,378  $ 86,098
                                                           ========  ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses.......................................... $    101  $    358
Common stock put warrant..................................       --    10,385
Stockholders' equity:
  Common Stock, $.01 par value
    Class A (voting and convertible):
     50,000,000 shares authorized; issued 9/99--51,737,893
     shares; 9/98-- 46,582,950 shares.....................      517       466
    Class B (nonvoting and convertible):
     15,000,000 shares authorized; issued 9/99--5,908,445
     shares; 9/98-- 11,401,566 shares.....................       59       114
    Class C (nonvoting and convertible):
     2,000,000 shares authorized; issued 9/99--165,936
     shares; 9/98--258,474 shares.........................        2         2
  Capital in excess of par value..........................  266,737   244,556
  Accumulated deficit.....................................  (94,632) (162,098)
  Cost of common stock in treasury........................   (6,220)   (7,353)
  Note receivable from ESOP...............................     (186)     (332)
                                                           --------  --------
                                                            166,277    75,355
                                                           --------  --------
                                                           $166,378  $ 86,098
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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                          Fiscal Year Ended
                                                            September 30,
                                                       ------------------------
                                                        1999     1998    1997
                                                       -------  ------- -------
Equity in net income of subsidiary before
 extraordinary items.................................  $70,915  $46,030 $50,123
Extraordinary items--early retirement of debt, net of
 income tax benefits.................................   (3,449)     --   (1,982)
                                                       -------  ------- -------
   Net income........................................  $67,466  $46,030 $48,141
                                                       =======  ======= =======
Earnings per share:
  Income before extraordinary items..................  $  1.40  $   .92 $  1.01
  Extraordinary items................................     (.07)     --     (.04)
                                                       -------  ------- -------
    Net income.......................................  $  1.33  $   .92 $   .97
                                                       =======  ======= =======
Earnings per share--assuming dilution:
  Income before extraordinary items..................  $  1.38  $   .91 $  1.00
  Extraordinary items................................     (.07)     --     (.04)
                                                       -------  ------- -------
    Net income.......................................  $  1.31  $   .91 $   .96
                                                       =======  ======= =======
Weighted average common shares outstanding:
  Basic..............................................   50,698   49,877  49,467
  Assuming dilution..................................   51,683   50,713  50,301

                                ---------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                       Fiscal Year Ended
                                                         September 30,
                                                    --------------------------
                                                     1999     1998      1997
                                                    -------  -------  --------
OPERATING ACTIVITIES
 Net income........................................ $67,466  $46,030  $ 48,141
 Adjustments to reconcile net income to net cash
  used in operating activities:
   Equity in net income of subsidiary.............. (70,915) (46,030)  (50,123)
   Adjustment of common stock put warrant to fair
    value..........................................     334    7,816       --
 Changes in operating assets and liabilities:
   Receivable from AmeriSource Corporation.........  (4,436)  (2,888)   (1,988)
   Accrued expenses................................    (257)      14       --
   Miscellaneous...................................     143       22        14
                                                    -------  -------  --------
     NET CASH (USED IN) PROVIDED BY OPERATING
      ACTIVITIES...................................  (7,665)   4,964    (3,956)
FINANCING ACTIVITIES
 Exercise of stock options and warrant.............   8,981    6,682     3,809
 Purchases of treasury stock.......................    (449)    (180)     (201)
                                                    -------  -------  --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES.....   8,532    6,502     3,608
INVESTING ACTIVITIES
 Capital contribution, net.........................    (811) (11,465)      341
                                                    -------  -------  --------
     NET CASH (USED IN) PROVIDED BY INVESTING
      ACTIVITIES...................................    (811) (11,465)      341
                                                    -------  -------  --------
INCREASE (DECREASE) IN CASH........................      56        1        (7)
Cash at beginning of year..........................       3        2         9
                                                    -------  -------  --------
CASH AT END OF YEAR................................ $    59  $     3  $      2
                                                    =======  =======  ========

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------
         Col. A             Col. B             Col. C             Col. D      Col. E
---------------------------------------------------------------------------------------
                                              Additions
                                      -----------------------------------
                          Balance at  Charged to   Charged to               Balance at
                           Beginning  Costs and  Other Accounts Deductions-   End of
      Description          of Period   Expenses   -Describe(1)  Describe(2)   Period
---------------------------------------------------------------------------------------

AmeriSource Health
 Corporation and
 Subsidiaries
-------------------------------------------------
Year Ended September 30,
 1999
Allowance for doubtful
 accounts...............  $27,498,000 $6,956,000   $      --    $6,871,000  $27,583,000
                          =========== ==========   ==========   ==========  ===========
Year Ended September 30,
 1998
Allowance for doubtful
 accounts...............  $22,791,000 $9,990,000   $      --    $5,283,000  $27,498,000
                          =========== ==========   ==========   ==========  ===========
Year Ended September 30,
 1997
Allowance for doubtful
 accounts...............  $15,081,000 $6,705,000   $5,363,000   $4,358,000  $22,791,000
                          =========== ==========   ==========   ==========  ===========

--------
(1) Reserves acquired in connection with the Walker Drug Company L.L.C. acquisition in fiscal 1997.
(2) Accounts written off during year, net of recoveries.