Form 10-K/A
period 1999-09-30
AMERISOURCE DISTRIBUTION CORP
filed 1999-12-29
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 ------------

                               FORM 10-K/A

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

                                          AmeriSource Health Corporation

                                                  /s/ George L. James III
                                          By: _________________________________
Date: December 29, 1999                         (George L. James III) Vice
                                               President and Chief Financial
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 29, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

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

      /s/ Michael D. DiCandilo                Vice President,
-------------------------------------          Controller
       (Michael D. DiCandilo)                  (Principal
                                               Accounting Officer)

                                              Director
     /s/ Bruce C. Bruckmann
-------------------------------------
        (Bruce C. Bruckmann)

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

       /s/ Lawrence C. Karlson                Director and
-------------------------------------          Chairman
        (Lawrence C. Karlson)

        /s/ George H. Strong                  Director
-------------------------------------
         (George H. Strong)

      /s/ Edward E. Hagenlocker               Director
-------------------------------------
       (Edward E. Hagenlocker)

                                              Director
-------------------------------------
         (Barton J. Winokur)

                                EXPLANATORY NOTE

The purpose of this amendment filing is solely to bring the EDGAR database current. Exhibit 23 was inadvertently not included in the Form 10-K filing submitted on December 28, 1999 (Registration No. 000-20485).