Form 10-Q
period 1999-12-31
AMERISOURCE DISTRIBUTION CORP
filed 2000-02-11
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1999


            Commission                   REGISTRANT, STATE OF INCORPORATION                 IRS EMPLOYER
-----------------------------------  -------------------------------------------  ---------------------------------
            FILE NUMBER                    ADDRESS AND TELEPHONE NUMBER                   IDENTIFICATION NO.
-----------------------------------  -------------------------------------------  ---------------------------------
            33-27835-01                     AmeriSource Health Corporation                   23-2546940
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 31, 1999 was: Class A--51,190,274, Class B--8,446; Class C--165,346.

                                     INDEX

                        AMERISOURCE HEALTH CORPORATION

PART I.   FINANCIAL INFORMATION
 Item 1.      Financial Statements (unaudited)

              Consolidated balance sheets--December 31, 1999 and September 30, 1999

              Consolidated statements of operations--Three months ended December 31, 1999 and December 31,
              1998

              Consolidated statements of cash flows--Three months ended December 31, 1999 and December 31,
              1998

 Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.      Quantitative and qualitative disclosure about market risk.

PART II.   OTHER INFORMATION

 Item 6.      Exhibits and Reports on Form 8-K

PART 1.   FINANCIAL INFORMATION

ITEM 1.   AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)


                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS)

                                                            DECEMBER 31,            SEPTEMBER 30,
                                                                1999                    1999
                                                            --------------          -------------
                                                            (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents  ......................             $   56,868             $   59,497
  Accounts receivable less allowance for doubtful
    accounts: 12/99--$28,032, 9/99--$27,583  ......                700,851                612,520
  Merchandise inventories  ........................              1,442,867              1,243,153
  Prepaid expenses and other  .....................                  5,281                  4,836
                                                            --------------          -------------

    Total current assets  .........................              2,205,867              1,920,006

Property and equipment, at cost:
  Land  ...........................................                  4,125                  4,125
  Buildings and improvements  .....................                 39,754                 38,855
  Machinery, equipment and other  .................                 89,373                 91,760
                                                            --------------          -------------
                                                                   133,252                134,740
  Less accumulated depreciation  ..................                 68,639                 70,356
                                                            --------------          -------------
                                                                    64,613                 64,384
Other assets, less accumulated amortization:
 12/99--$9,687; 9/99--$8,967  .....................                 74,026                 76,209
                                                            --------------          -------------
                                                                $2,344,506             $2,060,599
                                                            ==============          =============




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 DECEMBER 31,               SEPTEMBER 30,
                                                                     1999                      1999
                                                               --------------              --------------
                                                                 (UNAUDITED)
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  ....................................           $1,267,093                  $1,175,619
  Accrued expenses and other  ..........................               48,908                      50,329
  Accrued income taxes  ................................               18,450                      10,854
  Deferred income taxes  ...............................               92,118                      90,481
                                                               --------------              --------------
     Total current liabilities  ........................            1,426,569                   1,327,283

Long-term debt:
  Revolving credit facility  ...........................              387,018                     225,227
  Receivables securitization financing  ................              325,000                     325,000
  Other debt  ..........................................                8,415                       8,478
                                                               --------------              --------------
                                                                      720,433                     558,705
Other liabilities  .....................................                8,325                       8,334
Stockholders' equity
  Common stock, $.01 par value:
    Class A (voting and convertible):
     100,000,000 shares authorized;
     issued 12/99--51,892,441 shares;
     9/99--51,737,893 shares  ..........................                  519                         517
    Class B (non-voting and convertible):
     15,000,000 shares authorized;
     issued 12/99--5,908,445 shares;
      9/99--5,908,445 shares  ..........................                   59                          59
    Class C (non-voting and convertible):
     2,000,000 shares authorized; issued
      12/99--165,346 shares; 9/99--165,936
      shares  ..........................................                    2                           2
  Capital in excess of par value  ......................              268,001                     266,737
  Accumulated deficit  .................................              (73,033)                    (94,632)
  Cost of common stock in treasury  ....................               (6,220)                     (6,220)
  Note receivable from ESOP.............................                 (149)                       (186)
                                                               --------------              --------------
                                                                      189,179                     166,277
                                                               --------------              --------------
                                                                   $2,344,506                  $2,060,599
                                                               ==============              ==============




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                  ----------------------------------
                                                                                             (UNAUDITED)
                                                                                     1999                     1998
                                                                                  ----------              ----------
Operating revenue......................................................           $2,828,754              $2,362,648
Bulk deliveries to customer warehouses.................................               10,628                  12,087
                                                                                  ----------              ----------
Total revenue..........................................................            2,839,382               2,374,735

Operating cost of goods sold...........................................            2,708,827               2,251,522
Cost of goods sold - bulk deliveries...................................               10,628                  12,087
                                                                                  ----------              ----------
Total cost of goods sold...............................................            2,719,455               2,263,609
                                                                                  ----------              ----------

Gross profit...........................................................              119,927                 111,126

Selling and administrative expenses....................................               70,245                  67,173
Depreciation...........................................................                3,399                   3,797
Amortization...........................................................                  548                     492
                                                                                  ----------              ----------

Operating income.......................................................               45,735                  39,664
Interest expense.......................................................               10,898                  10,084
Interest expense - adjustment of common stock put warrant to fair value                   --                     610
                                                                                  ----------              ----------

Income before taxes....................................................               34,837                  28,970
Taxes on income........................................................               13,238                  11,075
                                                                                  ----------              ----------

Net income.............................................................           $   21,599              $   17,895
                                                                                  ==========              ==========

Net income per share...................................................                 $.42                    $.36
                                                                                  ==========              ==========

Net income per share - assuming dilution...............................                 $.42                    $.35
                                                                                  ==========              ==========




                 See notes to consolidated financial statements

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                              (UNAUDITED)
                                                                                 -----------------------------------
                                                                                        1999                1998
                                                                                 ---------------     ---------------
OPERATING ACTIVITIES
 Net income  ....................................................................      $  21,599           $  17,895
 Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation  .................................................................          3,399               3,797
  Amortization, including deferred financing costs  .............................            754               1,390
  Adjustment of common stock put warrant to fair value...........................             --                 610
  Provision for losses on accounts receivable  ..................................            703                 777
  Loss (gain) on disposal of property and equipment  ............................             78                  (3)
  Deferred income taxes  ........................................................          5,156               4,274
  Changes in operating assets and liabilities:
    Restricted cash  ............................................................             --               5,391
    Accounts receivable  ........................................................        (88,560)            (65,585)
    Merchandise inventories  ....................................................       (199,714)           (206,421)
    Prepaid expenses and other  .................................................           (819)               (867)
    Accounts payable, accrued expenses and income taxes  ........................         98,324              58,062
    Miscellaneous................................................................         (1,727)               (272)
                                                                                       ---------           ---------

    NET CASH USED IN OPERATING ACTIVITIES  ......................................       (160,807)           (180,952)

INVESTING ACTIVITIES
 Capital expenditures  ..........................................................         (3,889)             (3,044)
 Purchase of equity interest in a business  .....................................             --              (3,551)
 Collections on ESOP note receivable.............................................             37                  36
 Proceeds from sales of property and equipment  .................................             40                  46
                                                                                       ---------           ---------

    NET CASH USED IN INVESTING ACTIVITIES  ......................................         (3,812)             (6,513)

FINANCING ACTIVITIES
 Long-term debt borrowings  .....................................................        496,086             675,294
 Long-term debt repayments  .....................................................       (334,349)           (494,833)
 Deferred financing costs and other                                                         (115)                 --
 Purchase of treasury stock......................................................             --                (101)
 Exercise of stock options  .....................................................            368               3,173
                                                                                       ---------           ---------

    NET CASH PROVIDED BY FINANCING ACTIVITIES  ..................................        161,990             183,533
                                                                                       ---------           ---------

Decrease in cash and cash equivalents  ..........................................         (2,629)             (3,932)
Cash and cash equivalents at beginning of period  ...............................         59,497              48,511
                                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  .....................................      $  56,868           $  44,579
                                                                                       =========           =========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

  The accompanying financial statements present the consolidated financial position, results of operations and cash flows of AmeriSource Health Corporation and its wholly-owned subsidiaries (the ''Company'') as of the dates and for the periods indicated. All material intercompany accounts and transactions have been eliminated in consolidation.

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 1999, the results of operations for the three months ended December 31, 1999 and 1998 and the cash flows for the three months ended December 31, 1999 and 1998 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

  In July 1999, the Company acquired C.D. Smith Healthcare, Inc. The business combination was accounted for as a pooling-of-interests and, accordingly, prior year results have been restated to reflect this accounting treatment.

  The Company's earnings per share and share data in the financial statements have been retroactively restated to reflect the effect of a two-for-one stock split declared on March 3, 1999 and distributed on March 24, 1999 to shareholders of record on March 3, 1999.

NOTE 2--LEGAL MATTERS AND CONTINGENCIES

   In the ordinary course of its business the Company becomes involved in lawsuits, administrative proceedings, and governmental investigations, including antitrust, environmental, product liability, regulatory agency and other matters. In some of these proceedings plaintiffs may seek to recover large and sometimes unspecified amounts and the matters may remain unresolved for several years. On the basis of information furnished by counsel and others, the Company does not believe that these matters, individually or in the aggregate, will have a material adverse effect on its business or financial condition.

  In 1998 the Company sued a former customer which refused to pay invoices, net of credit memos, totaling approximately $21 million for goods sold and delivered. The former customer filed counterclaims alleging it suffered damages as a result of certain performance problems affecting the Company. In January 2000, the Company settled all claims with the former customer. Under the terms of the confidential settlement agreement, which is not expected to have a material adverse effect on the Company's financial position or results of operations, the Company is to receive periodic payments through July 2000.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 2 - LEGAL MATTERS AND CONTINGENCIES-continued

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

  On April 4, 1996, the District Court granted the Company's motion for summary judgment in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgment to the United States Seventh Circuit Court of Appeals. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgment in favor of the Company and the other wholesalers.
The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court; the petition was denied. Trial in the class case commenced in the United States District Court for the Northern District of Illinois on September 23, 1998. After a ten-week trial, the Court granted all of the defendents motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other defendants. Plaintiffs in the class case then appealed the District Court's judgment to the Seventh Circuit Court of Appeals. On June 9, 1999, the Seventh Circuit affirmed the judgment the District Court entered in favor of the Company in the class case. Plaintiffs have filed a petition for a writ of certiorari to the United States Supreme Court; that petition is pending.

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

  On or about October 2, 1997, a group of retail chain drug stores and individual pharmacies, both of which had opted out of the class cases, filed a motion with the United States District Court for the Northern District of Illinois seeking to add the Company and the other wholesale distributors as defendants in their cases against the manufacturer defendants, which cases are consolidated before the same judge who presides over the class case. This motion was granted and the Company and the other wholesale distributors have been added as defendants in those cases as well. As a result, the Company has been served with approximately 120 additional complaints on behalf of approximately 4,000 pharmacies and chain retailers. Discovery and motion practice is presently underway in all of these opt-out cases. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to defend itself vigorously in all of these cases.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 2 - LEGAL MATTERS AND CONTINGENCIES-continued

     Environmental laws and regulations may require the Company to take remediation efforts at the site of a former distribution center. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other liabilities in the accompanying consolidated balance sheet ($3.8 million at December 31, 1999), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulation. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

NOTE 3--EARNINGS PER SHARE

  Earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented (51,287,087 and 50,333,365 for the three months ended December 31, 1999 and 1998, respectively). Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options and warrants (204,821 and 682,214 for the three months ended December 31, 1999 and 1998, respectively). All shares held by the ESOP are considered outstanding for purposes of computing earnings per share. All earnings per share and share data prior to March 1999 has been adjusted for the two-for-one stock split discussed in Note 1.

Item 2.


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

All results for the prior year have been restated to reflect the acquisition of C.D.Smith Healthcare, Inc. ("C.D. Smith") in July 1999, which was accounted for as a pooling - of - interests. In addition, the Company's prior year per share and share data in the financial statements have been restated to reflect the effect of a two-for-one stock split in March 1999.

RESULTS OF OPERATIONS

Operating revenue for the three months ended December 31, 1999 increased 20% from the prior year quarter to $2.8 billion. The increase from the prior year was due to continued strong industry growth, increased demand due to the earlier and stronger than expected flu season, and a higher level of customer orders in late December due to Year 2000 concerns. Year 2000 related revenues and other one-time factors are estimated to account for between 2.5% and 3.5% of the growth versus the prior year quarter. During the three months ended December 31, 1999, sales to hospitals and managed care facilities increased 28%, sales to independent drug store customers increased 16% while sales to the chain drug store customer group increased 2%, as compared with the prior year period. The increase in hospital and alternate care revenues was primarily due to 43% revenue growth with the Veterans Administration which accounted for 18% of total operating revenue in the quarter. During the three months ended December 31, 1999, sales to hospitals and managed care facilities accounted for 50% of total operating revenue, while sales to independent drug stores accounted for 39% and sales to chain drug stores accounted for 11% of the total.

Gross profit of $119.9 million in the first quarter of fiscal 2000 increased by 8% as compared to the prior year quarter due to the increase in operating revenue. As a percentage of operating revenue, the gross profit in the first quarter of fiscal 2000 was 4.24% as compared to 4.70% in the prior year quarter. The decline in gross profit percentage in the quarter was primarily due to changes in the customer mix which included more lower margin hospital and government hospital business as well as lower inventory appreciation profits during the quarter as a result of changes in manufacturer pricing patterns due to Year 2000 considerations. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and manufacturer pricing policies.

Selling and administrative expenses and depreciation increased by $2.7 million or 4% in the first quarter of fiscal 2000 compared with the prior year period, and as a percentage of operating revenue, were 2.60% in fiscal 2000 and 3.00% in fiscal 1999. The decrease in expenses as a percentage of operating revenue in the quarter was due to the increased sales to the hospital and managed care facilities described above, increased warehouse efficiencies, and cost reductions related to the Company's fiscal 1998 restructuring efforts.

In connection with its acquisition of C.D.Smith in July 1999, the Company began the consolidation of C.D. Smith's Chicago, Illinois pharmaceutical distribution facility into an existing AmeriSource distribution facility and the consolidation of C.D Smith's pharmaceutical packaging business into AmeriSource's packaging operation. In addition, the Company began to incorporate the remaining two C.D. Smith facilities into the centralization process started in the fourth quarter of fiscal 1998. The Chicago facility was closed in January 2000 and the remaining centralization efforts are expected to be completed by the end of the third quarter of fiscal 2000. A charge of $12.8 million was recognized in the fourth quarter of fiscal 1999 related to this effort, and included a $7.2 million write-down of goodwill and fixed assets related to the Chicago facility, $3.5 million of contract and lease cancellations and other costs primarily relating to the expected termination of a noncancelable supply contract, and $2.1 million of severance for approximately 90 warehouse and administrative personnel to be terminated as a result of the facility consolidation and centralization. As of December 31, 1999, seven of the targeted employees have been terminated.

In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, contract administration and purchasing functions, reorganize its pharmaceutical distribution facilities into five regions, and consolidate one pharmaceutical distribution facility into another facility. A charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to this effort and included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million. As of December 31, 1999, 18 of the original 19 targeted distribution facilities have been converted to the centralized system. The remaining facility was rescheduled to be converted in the third quarter of fiscal 2000 after the two C.D. Smith facilities are converted. As of December 31, 1999, approximately 80 of the 350 targeted employees have not yet been terminated.

Operating income of $45.7 million in the quarter ended December 31, 1999 increased by 15% from the prior year period. The Company's operating margin decreased to 1.62% in fiscal 2000 from 1.68% in fiscal 1999. The decrease is due to the reduction in gross margin described above offset in part by the decrease in selling and administrative expenses and depreciation as a percentage of operating revenue.

Interest expense of $10.9 million in the first quarter of fiscal 2000 represents an increase of 8% compared to the prior year period. The increase from the prior year was primarily due to an increase in average borrowings of 9%. Average borrowings during the quarter ended December 31, 1999 were $653 million as compared to average borrowings of $597 million in the prior fiscal year. The increase in borrowings from the prior year was due to the working capital requirements of the Company's 20% operating revenue growth in the quarter as well as safety inventory related to Year 2000 concerns. Increases in market interest rates from the prior year quarter were offset by step-downs in rates under the Company's revolving credit facility and lower rates from the Company's receivable securitization facility entered into in May 1999. In addition, in July 1999, the Company extinguished higher cost debt facilities assumed in its acquisition of C.D. Smith. Interest expense-adjustment of common stock put warrant to fair value of $0.6 million in the prior year quarter did not recur in the current fiscal year due to the conversion of the underlying warrant to common stock in the fourth quarter of fiscal 1999.

The income tax provision for the three months ended December 31, 1999 was computed based on an estimate of the full year effective tax rate.

Net income in the first quarter of fiscal 2000 increased to $21.6 million from $17.9 million in the prior year quarter and net income per share - assuming dilution was $0.42, a 20% increase over the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended December 31, 1999, the Company's operating activities used $160.8 million of cash primarily due to increases in merchandise inventories of $199.7 million and accounts receivable of $88.6 million offset in part by an increase in accounts payable, accrued expenses and income taxes of $98.3 million. Merchandise inventories increased to support the 20% increase in operating revenue as well as for seasonal buying opportunities in anticipation of manufacturer price increases and holiday shut-downs. In addition, extra inventory was on hand as insurance against potential Year 2000 supply problems. Excluding Year 2000 concerns, merchandise inventories increased $206.4 million in the prior year quarter for similar reasons. The accounts receivable increase in the quarter, compared with a $65.6 million increase in the prior year quarter was primarily a result of the strong sales growth in the current quarter much of which occurred in mid to late December. Accounts payable, accrued expenses and income taxes increased significantly more than the $58.1 million increase in the prior year quarter due to timing issues and certain extended terms provided by vendors for Year 2000 related purchases. Operating cash uses during the three months ended December 31, 1999 included $7.7 million in interest payments and $0.8 million in income tax payments, net of refunds. Additionally, the Company paid $0.9 million of severance and lease cancellation costs and other during the quarter related to its fiscal 1999, 1998, and 1997 cost reduction plans. Severance accruals of $2.7 million and remaining contract and lease obligations of $3.7 million at December 31, 1999 related to the cost reduction plans are included in accrued expenses and other.

Capital expenditures for the three months ended December 31, 1999 were $3.9 million and relate principally to investments in information technology and warehouse automation equipment. Similar expenditures of approximately $14 million to $16 million are expected to occur in the next three quarters of fiscal 2000.

Cash provided by financing activities during fiscal 2000 represents borrowings under the Company's revolving credit facility and its receivable securitization facilities primarily to fund working capital requirements. At December 31, 1999, borrowings under the Company's $500 million revolving credit facility were $387.0 million and borrowings under the $325 million Receivables Program were $325.0 million. The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. The receivables securitization facility was entered into in May 1999 and has a term of three years and interest is at a rate at which funds are obtained by the financial institution to fund the receivable (short-term commercial paper rates) plus a program fee of 38.5 basis points. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade account and note receivables, which are generally non-interest bearing in transactions that do not qualify as sales transactions under SFAS No. 125. In October, 1999 the Company entered into a short-term supplemental $200 million senior secured revolving credit agreement with interest at a rate equal to LIBOR plus 137.5 basis points. This agreement expires March 31, 2000 and is intended to fund seasonal inventory purchases if necessary.

The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements from time to time to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposures and does not speculate in derivatives. For every $100 million of unhedged variable rate debt, a 75 basis point increase in interest rates would increase the Company's interest expense by $0.75 million.

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

In 1998, the Company sued a former customer which refused to pay invoices, net of credit memos totaling approximately $21 million for goods sold and delivered. The former customer filed counterclaims alleging it suffered damages as a result of certain performance problems affecting the Company. In January 2000, the Company settled all claims with the former customer. Under the terms of the confidential settlement agreement, which is not expected to have a material adverse effect on the Company's financial position or results of operations, the Company is to receive periodic payments through July 2000.

Environmental laws and regulations may require the Company to take remediation efforts at the site of a former distribution center. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at December 31, 1999), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future.

YEAR 2000 ISSUE

The Company has not experienced any significant internal or external problems to date related to its information systems or other assets as a result of the Year 2000 Issue. However, certain problems may have occurred with customers or suppliers that the Company is not yet aware of that could have an adverse effect on the Company.

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

Item 3.  Quantitative and qualitative disclosures about market risk.

See discussion in Item 2 above.

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits:

   27--Financial Data Schedules
       27.1--December 31, 1999
       27.2--December 31, 1998 (restated)
  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AmeriSource Health Corporation


                                  /s/ GEORGE L. JAMES III
                              ------------------------------------
                              GEORGE L. JAMES III
                              VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                              (PRINCIPAL FINANCIAL OFFICER)


                                  /s/ MICHAEL D. DICANDILO
                              ------------------------------------
                              MICHAEL D. DICANDILO
                              VICE PRESIDENT, CONTROLLER
                              (PRINCIPAL ACCOUNTING OFFICER)

Date: February 11, 2000