Form 10-Q
period 2000-03-31
AMERISOURCE HEALTH CORP/DE
filed 2000-05-12
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2000


     Commission         Registrant, State of Incorporation         IRS Employer
     ----------         ----------------------------------         ------------
     File Number           Address and Telephone Number          Identification No.
                           ----------------------------          ------------------
     33-27835-01      AmeriSource Health Corporation                  23-2546940
                      (a Delaware Corporation)
                      (formerly AmeriSource Distribution
                      Corporation)
                      P.O. Box 959, Valley Forge,
                      Pennsylvania 19482
                      (610) 296-4480

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of March 31, 2000 was: Class A--51,203,024, Class B--8,446; Class C--165,346.

                                     INDEX

                        AMERISOURCE HEALTH CORPORATION


PART I. FINANCIAL INFORMATION
 Item 1.  Financial Statements (unaudited)

          Consolidated balance sheets--March 31, 2000 and September 30, 1999

          Consolidated statements of operations--Three months ended March 31, 2000 and March 31, 1999

          Consolidated statements of operations--Six months ended March 31, 2000 and March 31, 1999

          Consolidated statements of cash flows--Six months ended March 31, 2000 and March 31, 1999

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Item 3.  Quantitative and qualitative disclosures about market risk

PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K

PART 1. FINANCIAL INFORMATION

Item 1. AmeriSource Health Corporation Financial Statements (Unaudited)


                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS (dollars in thousands)

                                                               March 31,            September 30,
                                                                 2000                     1999
                                                              -----------           -------------
                                                              (unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents.................................    $   49,240             $   59,497
  Accounts receivable less allowance for doubtful
    accounts: 3/00--$28,981, 9/99--$27,583..................       642,485                612,520
  Merchandise inventories...................................     1,272,795              1,243,153
  Prepaid expenses and other................................         4,550                  4,836
                                                                ----------             ----------
    Total current assets....................................     1,969,070              1,920,006

Property and equipment, at cost:
  Land......................................................         3,987                  4,125
  Buildings and improvements................................        38,603                 38,855
  Machinery, equipment and other............................        91,633                 91,760
                                                                ----------             ----------
                                                                   134,223                134,740
  Less accumulated depreciation.............................        70,823                 70,356
                                                                ----------             ----------
                                                                    63,400                 64,384
Other assets, less accumulated amortization:
                                                                ----------             ----------
 3/00--$10,098; 9/99--$8,967................................        69,226                 76,209
                                                                ----------             ----------
                                                                $2,101,696             $2,060,599
                                                                ==========             ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                    March 31,     September 30,
                                                                      2000             1999
                                                                   -----------    -------------
                                                                   (unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................        $1,254,829       $1,175,619
  Accrued expenses and other...............................            46,247           50,329
  Accrued income taxes.....................................            13,923           10,854
  Deferred income taxes....................................            94,527           90,481
                                                                   ----------       ----------
     Total current liabilities.............................         1,409,526        1,327,283

Long-term debt:
  Revolving credit facility................................           136,046          225,227
  Receivables securitization financing.....................           325,000          325,000
  Other debt...............................................             8,352            8,478
                                                                   ----------       ----------
                                                                      469,398          558,705
Other liabilities..........................................             8,980            8,334
Stockholders' equity
  Common stock, $.01 par value:
    Class A (voting and convertible):
     100,000,000 shares authorized;
     issued 3/00--51,905,191 shares;
     9/99--51,737,893 shares...............................               519              517
    Class B (non-voting and convertible):
     15,000,000 shares authorized;
     issued 3/00--5,908,445 shares;........................
     9/99--5,908,445 shares................................                59               59
    Class C (non-voting and convertible):
     2,000,000 shares authorized; issued
     3/00--165,346 shares; 9/99--165,936
     shares................................................                 2                2
  Capital in excess of par value...........................           268,166          266,737
  Accumulated deficit......................................           (48,734)         (94,632)
  Cost of common stock in treasury.........................            (6,220)          (6,220)
  Note receivable from ESOP................................                --             (186)
                                                                   ----------       ----------
                                                                      213,792          166,277
                                                                   ----------       ----------
                                                                   $2,101,696       $2,060,599
                                                                   ==========       ==========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                 -----------------------------------
                                                                                             (unaudited)
                                                                                     2000                    1999
                                                                                 -----------              ----------
Operating revenue                                                                 $2,832,041              $2,372,872
Bulk deliveries to customer warehouses.................................               10,162                  12,299
                                                                                  ----------              ----------
Total revenue..........................................................            2,842,203               2,385,171

Operating cost of goods sold...........................................            2,700,635               2,249,886
Cost of goods sold - bulk deliveries...................................               10,162                  12,299
                                                                                  ----------              ----------
Total cost of goods sold...............................................            2,710,797               2,262,185
                                                                                  ----------              ----------

Gross profit...........................................................              131,406                 122,986

Selling and administrative expenses....................................               76,323                  72,238
Depreciation...........................................................                3,577                   3,778
Amortization...........................................................                  392                     490
                                                                                  ----------              ----------

Operating income.......................................................               51,114                  46,480
Interest expense.......................................................               11,922                  11,582
Interest expense - adjustment of common stock put warrant to fair value                   --                   1,223
                                                                                  ----------              ----------

Income before taxes....................................................               39,192                  33,675
Taxes on income........................................................               14,893                  13,456
                                                                                  ----------              ----------

Net income.............................................................           $   24,299              $   20,219
                                                                                  ==========              ==========

Net income per share...................................................           $      .47              $      .40
                                                                                  ==========              ==========

Net income per share - assuming dilution...............................           $      .47              $      .39
                                                                                  ==========              ==========

                See notes to consolidated financial statements

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                                                           Six months ended
                                                                                               March 31,
                                                                                  ----------------------------------
                                                                                              (unaudited)
                                                                                     2000                    1999
                                                                                  ----------              ----------
Operating revenue.............................................................    $5,660,795              $4,735,520
Bulk deliveries to customer warehouses........................................        20,790                  24,386
                                                                                  ----------              ----------
Total revenue.................................................................     5,681,585               4,759,906

Operating cost of goods sold..................................................     5,409,462               4,501,408
Cost of goods sold - bulk deliveries..........................................        20,790                  24,386
                                                                                  ----------              ----------
Total cost of goods sold......................................................     5,430,252               4,525,794
                                                                                  ----------              ----------

Gross profit..................................................................       251,333                 234,112

Selling and administrative expenses...........................................       146,568                 139,411
Depreciation..................................................................         6,976                   7,575
Amortization..................................................................           940                     982
                                                                                  ----------              ----------

Operating income..............................................................        96,849                  86,144
Interest expense..............................................................        22,820                  21,666
Interest expense - adjustment of common stock put warrant to fair value.......            --                   1,833
                                                                                  ----------              ----------

Income before taxes...........................................................        74,029                  62,645
Taxes on income...............................................................        28,131                  24,531
                                                                                  ----------              ----------

Net income....................................................................    $   45,898              $   38,114
                                                                                  ==========              ==========

Net income per share..........................................................    $      .89              $      .76
                                                                                  ==========              ==========

Net income per share - assuming dilution......................................    $      .89              $      .74
                                                                                  ==========              ==========

                See notes to consolidated financial statements

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                       Six months ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                         (unaudited)
                                                                                    2000             1999
                                                                                 ---------      -----------
OPERATING ACTIVITIES
 Net income...................................................................   $  45,898      $    38,114
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation................................................................       6,976            7,575
  Amortization, including deferred financing costs............................       1,807            2,533
  Adjustment of common stock put warrant to fair value........................          --            1,833
  Provision for losses on accounts receivable.................................       2,615            2,630
  Loss on disposal of property and equipment..................................          71               33
  Deferred income taxes.......................................................      10,938            9,701
  Changes in operating assets and liabilities:
    Restricted cash...........................................................          --            1,436
    Accounts receivable.......................................................     (31,421)         (32,062)
    Merchandise inventories...................................................     (29,642)         (69,690)
    Prepaid expenses and other................................................        (537)            (779)
    Accounts payable, accrued expenses and income taxes.......................      78,970           47,671
    Miscellaneous.............................................................        (788)             576
                                                                                 ---------      -----------

    NET CASH PROVIDED BY OPERATING ACTIVITIES.................................      84,887            9,571

INVESTING ACTIVITIES
 Capital expenditures.........................................................      (7,685)          (7,444)
 Purchase of equity interest in a business....................................          --           (3,570)
 Collections on ESOP note receivable..........................................         186               73
 Proceeds from sales of property and equipment................................       1,256              103
                                                                                 ---------      -----------

    NET CASH USED IN INVESTING ACTIVITIES.....................................      (6,243)         (10,838)

FINANCING ACTIVITIES
 Long-term debt borrowings....................................................     714,167        1,153,846
 Long-term debt repayments....................................................    (803,457)      (1,089,506)
 Deferred financing costs and other...........................................        (115)              --
 Purchase of treasury stock...................................................          --              (72)
 Exercise of stock options....................................................         504            7,683
                                                                                 ---------      -----------

    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES.......................     (88,901)          71,951
                                                                                 ---------      -----------

(Decrease) increase in cash and cash equivalents..............................     (10,257)          70,684
Cash and cash equivalents at beginning of period..............................      59,497           48,511
                                                                                 ---------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD....................................   $  49,240      $   119,195
                                                                                 =========      ===========


                See notes to consolidated financial statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

All results for the prior year have been restated to reflect the acquisition of C.D.Smith Healthcare, Inc. ("C.D. Smith") in July 1999, accounted for as a pooling-of-interests.

Results of Operations

Operating revenue for the three months ended March 31, 2000 increased 19% from the prior year quarter to $2.8 billion. For the six months ended March 31, 2000, operating revenue was $5.7 billion, an increase of 20% from the prior year period. During the three and six months ended March 31, 2000, respectively, sales to hospitals and managed care facilities increased 31% and 29%, sales to independent drug store customers increased 9% and 12%, and sales to the chain drug store customer group increased 13% and 7% compared to the respective prior year period. The increase in hospital and managed care revenue was primarily due to 48% revenue growth with the Veterans Administration, which accounted for 18% of total operating revenue in the six-month period ended March 31, 2000. The increase in independent and chain revenue was consistent with overall industry growth. During the six months ended March 31, 2000, sales to hospitals and managed care facilities accounted for 50% of total operating revenue, while sales to independent drug stores accounted for 38% and sales to chain drug stores accounted for 12% of the total.

Gross profit of $131.4 million in the second quarter of fiscal 2000 increased by 7% as compared to the prior year quarter due to the increase in operating revenue. As a percentage of operating revenue, the gross profit in the first quarter of fiscal 2000 was 4.64% as compared to 5.18% in the prior year quarter. For the six months ended March 31, 2000, the gross profit percentage was 4.44% as compared to 4.94% in the prior year period. The decline in gross profit percentage in the quarter and for the six-month period was primarily due to changes in the customer mix which included more lower margin hospital and government hospital business than in the prior year. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and manufacturer pricing policies.

Selling and administrative expenses and depreciation increased by $3.9 million or 5% in the second quarter of fiscal 2000 compared with the prior year period, and as a percentage of operating revenue, were 2.82% in fiscal 2000 and 3.20% in fiscal 1999. For the first six months of fiscal 2000, selling and administrative expenses and depreciation as a percentage of operating revenue were 2.71% as compared to 3.10% in the prior year period.

The increase in operating expense during the quarter was due the increase in operating revenue. The decrease in expenses as a percentage of operating revenue in the quarter and six months was due to the increased sales to the hospital and managed care facilities described above, increased warehouse efficiencies, and cost reductions related to the Company's fiscal 1998 restructuring efforts.

In connection with its acquisition of C.D.Smith in July 1999, the Company began the consolidation of C.D. Smith's Chicago, Illinois pharmaceutical distribution facility into an existing AmeriSource distribution facility and the consolidation of C.D Smith's pharmaceutical packaging business into AmeriSource's packaging operation. In addition, the Company began to incorporate the remaining two C.D. Smith facilities into the centralization process started in the fourth quarter of fiscal 1998. The Chicago facility was closed in January 2000, and the St. Joseph, Missouri and Boston, Massachusetts pharmaceutical distribution facilities were converted to the centralized system at the end of March 2000 and April 2000, respectively. A charge of $12.8 million was recognized in the fourth quarter of fiscal 1999 related to this effort, and included a $7.2 million write-down of goodwill and fixed assets related to the Chicago facility, $3.5 million of contract and lease cancellations and other costs primarily relating to the expected termination of a noncancelable supply contract, and $2.1 million of severance for approximately 90 warehouse and administrative personnel to be terminated as a result of the facility consolidation and centralization. As of March 31, 2000, 64 of those employees have been terminated.

In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, contract administration and purchasing functions, reorganize its pharmaceutical distribution facilities into five regions, and consolidate one pharmaceutical distribution facility into another facility. A charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to this effort and included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million. As of March 31, 2000, 18 of the original 19 targeted distribution facilities have been converted to the centralized system. The remaining facility is scheduled to be converted in June 2000. As of March 31, 2000, approximately 30 of the 350 targeted employees have not yet been terminated.

Operating income of $51.1 million in the quarter ended March 31, 2000 increased by 10% from the prior year period. The Company's operating margin for the quarter decreased to 1.80% in fiscal 2000 from 1.96% in fiscal 1999. For the six months ended March 31, 2000, the operating margin was 1.71% compared to 1.82% in the prior year period. The decrease is due to the reduction in gross margin described above offset in part by the decrease in selling and administrative expenses and depreciation as a percentage of operating revenue.

Interest expense of $11.9 million in the second quarter of fiscal 2000 represents an increase of 3% compared to the prior year quarter. The increase from the prior year was primarily due to an increase in market interest rates of approximately 90 basis points offset in part by a decline in average borrowings of 5% and the extinguishment of higher cost debt facilities in July 1999 assumed in the acquisition of C.D. Smith. Average borrowings during the quarter ended March 31, 2000 were $706 million as compared to average borrowings of $747 million in the prior fiscal year. The decrease in average borrowings during the quarter from the prior year was due to a reduction in inventory turns as a result of the Company's centralization of purchasing as well as an increase in days payable outstanding due to extended terms received by certain manufacturers during the period as well as the timing of purchases. For the six-month period ended March 31, 2000, interest expense increased 5% compared to the prior year primarily due to increases in market interest rates as average borrowings for the six-month period ended March 31, 2000, increased 1% to $679 million as additional inventory maintained for Year 2000 concerns was offset by the increased efficiencies. Interest expense-adjustment of common stock put warrant to fair value of $1.2 million in the prior year quarter did not recur in the current fiscal year due to the conversion of the underlying warrant to common stock in the fourth quarter of fiscal 1999.

The income tax provision for the three and six months ended March 31, 2000, was computed based on an estimate of the full year effective tax rate.

Net income in the second quarter of fiscal 2000 increased 20% over the prior year quarter to $24.3 million from $20.2 million in the prior year and net income per share -- assuming dilution increased 21% from the prior year quarter to $0.47 per share as compared to $0.39 per share in the prior year. Net income of $45.9 million for the six months ended March 31, 2000 represents a 20% increase as compared to the prior year period.

Liquidity and Capital Resources

During the six-month period ended March 31, 2000, the Company's operating activities generated $84.9 million of cash as in increase in accounts payable, accrued expenses and income taxes of $79.0 million offset increases in merchandise inventories of $29.6 million and accounts receivable of $31.4 million to supplement net income of $45.9 million. Timing of vendor payments and certain extended terms from various manufacturer promotions accounted for the 8% increase in days payables outstanding during the period. Accounts receivable increased 5% during the six-month period ended March 31, 2000, which is less than the comparable 20% increase in operating revenue due to quicker payment terms from the fast growing hospital customer class during the period. Merchandise inventories increased 2% during the six-month period ending March 31,2000 as safety inventory held for Year 2000 concerns was liquidated and replenishment inventory turns increased compared to the prior year as a result of the Company's centralization efforts. During the six-month period ended March 31, 1999, the Company generated cash from operations of $9.6 million as net income of $38.1 million and increases in accounts payable, accrued expenses and income taxes of $47.7 million were offset in part by increases in merchandise inventories of $69.7 million. Operating cash uses during the six-months ended March 31, 2000, included $22.4 million in interest payments and $14.4 million in income tax payments. Additionally, the Company paid $2.4 million of severance and lease cancellation costs and other during the six month period ended March 31, 2000 related to its fiscal 1999, 1998, and 1997 cost reduction plans. Severance accruals of $1.6 million and remaining contract and lease obligations of $3.3 million at March 31, 2000 related to the cost reduction plans are included in accrued expenses and other.

Capital expenditures for the six months ended March 31, 2000 were $7.7 million and relate principally to investments in information technology and warehouse automation equipment. Similar expenditures of approximately $10 million to $12 million are expected to occur in the next six months of fiscal 2000.

In April 2000, the Company and four other healthcare distributors announced that they have agreed in principle to form an Internet-based company that would be an independent, commercially neutral healthcare product information exchange focused on streamlining the processes involved in identifying, purchasing and distributing healthcare products and services. The companies expect to complete a definitive joint venture agreement by the end of July and to begin implementation of the exchange by the end of the year. The Company's ownership interest and capital requirements have not yet been determined.

Cash provided by financing activities during fiscal 2000 represents borrowings under the Company's revolving credit facility and its receivable securitization facility primarily to fund working capital requirements. At March 31, 2000, borrowings under the Company's $500 million revolving credit facility were $136.0 million and borrowings under the $325 million receivables program were $325.0 million. The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. The receivables securitization facility was entered into in May 1999 and has a term of three years and interest is at a rate at which funds are obtained by the financial institution to fund the receivables (short-term commercial paper rates) plus a program fee of 38.5 basis points. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade account and note receivables, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No. 125. The Company is currently in the process of expanding the receivables securitization facility to provide an additional $75 million of borrowing capacity and expects to close this transaction by the end of its third fiscal quarter.

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

The Company's operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and interest currently payable on outstanding debt. The Company's primary ongoing cash requirements will be to pay interest on indebtedness, finance working capital, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

Environmental laws and regulations may require the Company to take remediation efforts at the site of a former distribution center. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at March 31, 2000), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future.

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

See discussion in Item 2. above.

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits:

  27 -- Financial Data Schedules
  27.1 -- March 31, 2000
  27.2 -- March 31, 1999 (restated)

  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Amerisource Health Corporation


                                         /s/ George L. James III
                              --------------------------------------------------
                                             George L. James III
                                        Vice President and Chief Financial
                                       Officer (Principal Financial Officer)


                                         /s/ Michael D. DiCandilo
                              --------------------------------------------------
                                             Michael D. DiCandilo
                                             Vice President, Controller
                                             (Principal Accounting Officer)

Date: May 11, 2000