Form 10-Q/A
period 2000-03-31
AMERISOURCE HEALTH CORP/DE
filed 2000-08-09
CIK 855042

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


                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

              CONSOLIDATED BALANCE SHEETS (dollars in thousands)

                                                        March 31,  September 30,
                                                          2000         1999
                                                       ----------- -------------
                                                       (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents........................... $   49,240   $   59,497
  Accounts receivable less allowance for doubtful
   accounts: 3/00--$28,981, 9/99--$27,583.............    642,485      612,520
  Merchandise inventories.............................  1,272,795    1,243,153
  Prepaid expenses and other..........................      4,550        4,836
                                                       ----------   ----------
    Total current assets..............................  1,969,070    1,920,006

Property and equipment, at cost:
  Land................................................      3,987        4,125
  Buildings and improvements..........................     38,603       38,855
  Machinery, equipment and other......................     91,633       91,760
                                                       ----------   ----------
                                                          134,223      134,740
  Less accumulated depreciation.......................     70,823       70,356
                                                       ----------   ----------
                                                           63,400       64,384
                                                       ----------   ----------
Other assets, less accumulated amortization:
 3/00--$10,098; 9/99--$8,967..........................     69,226       76,209
                                                       ----------   ----------
                                                       $2,101,696   $2,060,599
                                                       ==========   ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                       March 31,   September 30,
                                                         2000          1999
                                                      -----------  -------------
                                                      (unaudited)
 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................... $1,254,829    $1,175,619
  Accrued expenses and other.........................     46,247        50,329
  Accrued income taxes...............................     13,923        10,854
  Deferred income taxes..............................     94,527        90,481
                                                      ----------    ----------
    Total current liabilities........................  1,409,526     1,327,283

Long-term debt:
  Revolving credit facility..........................    136,046       225,227
  Receivables securitization financing...............    325,000       325,000
  Other debt.........................................      8,352         8,478
                                                      ----------    ----------
                                                         469,398       558,705
Other liabilities....................................      8,980         8,334
Stockholders' equity
  Common stock, $.01 par value:
   Class A (voting and convertible):
    100,000,000 shares authorized;
    issued 3/00--51,905,191 shares;
    9/99--51,737,893 shares..........................        519           517
   Class B (non-voting and convertible):
    15,000,000 shares authorized;
    issued 3/00--5,908,445 shares;
    9/99--5,908,445 shares...........................         59            59
   Class C (non-voting and convertible):
    2,000,000 shares authorized;
    issued 3/00--165,346 shares;
    9/99--165,936 shares.............................          2             2
  Capital in excess of par value.....................    268,166       266,737
  Accumulated deficit................................    (48,734)      (94,632)
  Cost of common stock in treasury...................     (6,220)       (6,220)
  Note receivable from ESOP..........................        --           (186)
                                                      ----------    ----------
                                                         213,792       166,277
                                                      ----------    ----------
                                                      $2,101,696    $2,060,599
                                                      ==========    ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ---------------------
                                                                               (unaudited)
                                                                             2000       1999
                                                                          ---------- ----------
Operating revenue .....................................................  $2,832,041  $2,372,872
Bulk deliveries to customer warehouses ................................      10,162      12,299
                                                                          ---------   ---------
Total revenue .........................................................   2,842,203   2,385,171

Operating cost of goods sold ..........................................   2,700,635   2,249,886
Cost of goods sold--bulk deliveries ...................................      10,162      12,299
                                                                          ---------   ---------
Total cost of goods sold ..............................................   2,710,797   2,262,185
                                                                          ---------   ---------
Gross profit ..........................................................     131,406     122,986

Selling and administrative expenses ...................................      76,323      72,238
Depreciation ..........................................................       3,577       3,778
Amortization ..........................................................         392         490
                                                                          ---------   ---------
Operating income ......................................................      51,114      46,480
Interest expense ......................................................      11,922      11,582
Interest expense--adjustment of common stock put warrant  to fair value        --         1,223
                                                                          ---------   ---------
Income before taxes ...................................................      39,192      33,675
Taxes on income .......................................................      14,893      13,456
                                                                          ---------   ---------
Net income ............................................................   $  24,299   $  20,219
                                                                          =========   =========
Net income per share ..................................................   $     .47   $     .40
                                                                          =========   =========
Net income per share--assuming dilution ...............................   $     .47 $       .39
                                                                          =========   =========

                 See notes to consolidated financial statements

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)

                                                                             Six months ended
                                                                                 March 31,
                                                                          ---------------------
                                                                              (unaudited)
                                                                             2000       1999
                                                                          ---------- ----------
Operating revenue .....................................................  $5,660,795  $4,735,520
Bulk deliveries to customer warehouses ................................      20,790      24,386
                                                                          ---------   ---------
Total revenue .........................................................   5,681,585   4,759,906

Operating cost of goods sold ..........................................   5,409,462   4,501,408
Cost of goods sold--bulk deliveries ...................................      20,790      24,386
                                                                          ---------   ---------

Total cost of goods sold ..............................................   5,430,252   4,525,794
                                                                          ---------   ---------
Gross profit ..........................................................     251,333     234,112

Selling and administrative expenses ...................................     146,568     139,411
Depreciation ..........................................................       6,976       7,575
Amortization ..........................................................         940         982
                                                                          ---------   ---------
Operating income ......................................................      96,849      86,144
Interest expense ......................................................      22,820      21,666
Interest expense--adjustment of common stock put warrant  to fair value        --         1,833
                                                                          ---------   ---------

Income before taxes ...................................................      74,029      62,645
Taxes on income .......................................................      28,131      24,531
                                                                          ---------   ---------
Net income ............................................................   $  45,898   $  38,114
                                                                          =========   =========

Net income per share ..................................................   $     .89   $     .76
                                                                          =========   =========

Net income per share--assuming dilution ...............................   $     .89   $     .74
                                                                          =========   =========

                 See notes to consolidated financial statements

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                           Six months ended
                                                               March 31,
                                                          --------------------
                                                              (unaudited)
                                                            2000       1999
                                                          --------  ----------
OPERATING ACTIVITIES
 Net income.............................................. $ 45,898  $   38,114
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation...........................................    6,976       7,575
  Amortization, including deferred financing costs.......    1,807       2,533
  Adjustment of common stock put warrant to fair value...       --       1,833
  Provision for losses on accounts receivable............    2,615       2,630
  Loss on disposal of property and equipment.............       71          33
  Deferred income taxes..................................   10,938       9,701
  Changes in operating assets and liabilities:
   Restricted cash.......................................       --       1,436
   Accounts receivable...................................  (31,421)    (32,062)
   Merchandise inventories...............................  (29,642)    (69,690)
   Prepaid expenses and other............................     (537)       (779)
   Accounts payable, accrued expenses and income taxes...   78,970      47,671
  Miscellaneous..........................................     (788)        576
                                                          --------  ----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES.............   84,887       9,571

INVESTING ACTIVITIES
 Capital expenditures....................................   (7,685)     (7,444)
 Purchase of equity interest in a business...............       --      (3,570)
 Collections on ESOP note receivable.....................      186          73
 Proceeds from sales of property and equipment...........    1,256         103
                                                          --------  ----------

   NET CASH USED IN INVESTING ACTIVITIES.................   (6,243)    (10,838)

FINANCING ACTIVITIES
 Long-term debt borrowings...............................  714,167   1,153,846
 Long-term debt repayments............................... (803,457) (1,089,506)
 Deferred financing costs and other......................     (115)         --
 Purchase of treasury stock..............................       --         (72)
 Exercise of stock options...............................      504       7,683
                                                          --------  ----------

   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES...  (88,901)     71,951
                                                          --------  ----------

(Decrease) increase in cash and cash equivalents.........  (10,257)     70,684
Cash and cash equivalents at beginning of period.........   59,497      48,511
                                                          --------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD............... $ 49,240  $  119,195
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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three and six months ended March 31, 2000 and 1999 and the cash flows for the six months ended March 31, 2000 and 1999 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 2 - Legal Matters and Contingencies - continued

     In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drug stores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. Subsequent amendments to the Judgment Sharing Agreement have provided additional protection to the Company from litigation expenses in exchange for updated releases. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

     On April 4, 1996, the District Court granted the Company's motion for summary judgment in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgment to the United States Seventh Circuit Court of Appeals. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgment in favor of the Company and the other wholesalers. The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court; the petition was denied. Trial in the class case commenced in the United States District Court for the Northern District of Illinois on September 23, 1998. After a ten-week trial, the Court granted all of the defendants motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other defendants. Plaintiffs in the class case then appealed the District Court's judgment to the Seventh Circuit Court of Appeals. On June 9, 1999, the Seventh Circuit affirmed the judgment the District Court entered in favor of the Company in the class case. Plaintiffs have filed a petition for a writ of certiorari to the United States Supreme Court and that petition was denied.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 2 - Legal Matters and Contingencies - continued

     Environmental laws and regulations may require the Company to take remediation efforts at the site of a former distribution center. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other liabilities in the accompanying consolidated balance sheet ($3.8 million at March 31, 2000), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulation. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

Note 3--Earnings Per Share

     Earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented (51,370,441 and 50,554,523 for the three months ended March 31, 2000 and 1999, respectively; and 51,328,764 and 50,443,944 for the six months ended March 31, 2000 and 1999, respectively). Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options and the warrant (361,533 and 1,019,122 for the three months ended March 31, 2000 and 1999, respectively; and 283,177 and 850,668 for the six months ended March 31, 2000 and 1999, respectively). All shares held by the ESOP are considered outstanding for the purposes of computing earnings per share.

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

Gross profit of $131.4 million in the second quarter of fiscal 2000 increased by 7% as compared to the prior year quarter due to the increase in operating revenue. As a percentage of operating revenue, the gross profit in the second quarter of fiscal 2000 was 4.64% as compared to 5.18% in the prior year quarter. For the six months ended March 31, 2000, the gross profit percentage was 4.44% as compared to 4.94% in the prior year period. The decline in gross profit percentage in the quarter and for the six-month period was primarily due to changes in the customer mix which included more lower margin hospital and government hospital business than in the prior year. Gross profit may continue to be impacted by price competition, changes in customer and product mix, and manufacturer pricing policies.

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

In connection with its acquisition of C.D. Smith in July 1999, the Company began the consolidation of C.D. Smith's Chicago, Illinois pharmaceutical distribution facility into an existing AmeriSource distribution facility and the consolidation of C.D. Smith's pharmaceutical packaging business into AmeriSource's packaging operation. In addition, the Company began to incorporate the remaining two C.D. Smith facilities into the centralization process started in the fourth quarter of fiscal 1998. The Chicago facility was closed in January 2000, and the St. Joseph, Missouri and Boston, Massachusetts pharmaceutical distribution facilities were converted to the centralized system at the end of March 2000 and April 2000, respectively. A charge of $12.8 million was recognized in the fourth quarter of fiscal 1999 related to this effort, and included a $7.2 million write-down of goodwill and fixed assets related to the Chicago facility, $3.5 million of contract and lease cancellations and other costs primarily relating to the expected termination of a noncancelable supply contract, and $2.1 million of severance for approximately 90 warehouse and administrative personnel to be terminated as a result of the facility consolidation and centralization. As of March 31, 2000, 64 of those employees have been terminated.

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

Liquidity and Capital Resources

During the six-month period ended March 31, 2000, the Company's operating activities generated $84.9 million of cash as in increase in accounts payable, accrued expenses and income taxes of $79.0 million offset increases in merchandise inventories of $29.6 million and accounts receivable of $31.4 million to supplement net income of $45.9 million. Timing of vendor payments and certain extended terms from various manufacturer promotions accounted for the 8% increase in days payables outstanding during the period. Accounts receivable increased 5% during the six-month period ended March 31, 2000, which is less than the comparable 20% increase in operating revenue due to quicker payment terms from the fast growing hospital customer class during the period. Merchandise inventories increased 2% during the six-month period ending March 31,2000 as safety inventory held for Year 2000 concerns was liquidated and replenishment inventory turns increased compared to the prior year as a result of the Company's centralization efforts. During the six-month period ended March 31, 1999, the Company generated cash from operations of $9.6 million as net income of $38.1 million and increases in accounts payable, accrued expenses and income taxes of $47.7 million were offset in part by increases in merchandise inventories of $69.7 million. Operating cash uses during the six- months ended March 31, 2000, included $22.4 million in interest payments and $14.4 million in income tax payments. Additionally, the Company paid $2.4 million of severance and lease cancellation costs and other during the six month period ended March 31, 2000 related to its fiscal 1999, 1998, and 1997 cost reduction plans. Severance accruals of $1.6 million and remaining contract and lease obligations of $3.3 million at March 31, 2000 related to the cost reduction plans are included in accrued expenses and other.

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

Environmental laws and regulations may require the Company to take remediation efforts at the site of a former distribution center. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at March 31, 2000), which is reflected in other long- term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future.

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

                               Amerisource Health Corporation


                                          /s/ George L. James III
                              -------------------------------------------------
                                              George L. James III
                                         Vice President and Chief Financial
                                        Officer (Principal Financial Officer)


                                         /s/ Michael D. DiCandilo
                              -------------------------------------------------
                                             Michael D. DiCandilo
                                             Vice President, Controller
                                             (Principal Accounting Officer)

Date: August 9, 2000