Form 10-Q
period 2000-06-30
AMERISOURCE HEALTH CORP/DE
filed 2000-08-11
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED JUNE 30, 2000


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
                                     (a Delaware Corporation)
                                     (formerly AmeriSource Distribution
                                     Corporation)
                                     P.O. Box 959, Valley Forge,
                                     Pennsylvania 19482
                                     (610) 727-7000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of June 30, 2000 was: Class A--51,619,386, Class B--8,446; Class C--161,978.

                                     INDEX

                        AMERISOURCE HEALTH CORPORATION

PART I.   FINANCIAL INFORMATION
 Item 1.      Financial Statements (unaudited)
              Consolidated balance sheets--June 30, 2000 and September 30, 1999

              Consolidated statements of operations--Three months ended June 30, 2000 and June 30, 1999

              Consolidated statements of operations--Nine months ended June 30, 2000 and June 30, 1999

              Consolidated statements of cash flows--Nine months ended June 30, 2000 and June 30, 1999

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

 Item 6.      Exhibits and Reports on Form 8-K

PART 1.   FINANCIAL INFORMATION

 Item 1.   Amerisource Health Corporation Financial Statements (Unaudited)


                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                 June 30,             September 30,
                                                                   2000                   1999
                                                                ----------             ----------
                                                                (unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents  ..............................     $   36,160             $   59,497
  Accounts receivable less allowance for doubtful
    accounts: 6/00--$32,844, 9/99--$27,583  ...............        595,397                612,520
  Merchandise inventories  ................................      1,629,073              1,243,153
  Prepaid expenses and other  .............................          5,564                  4,836
                                                                ----------             ----------
    Total current assets ..................................      2,266,194              1,920,006
Property and equipment, at cost:
  Land  ...................................................          3,987                  4,125
  Buildings and improvements  .............................         39,206                 38,855
  Machinery, equipment and other  .........................         95,878                 91,760
                                                                ----------              ---------
                                                                   139,071                134,740
  Less accumulated depreciation  ..........................         74,187                 70,356
                                                                ----------              ---------
                                                                    64,884                 64,384
Other assets, less accumulated amortization:
  6/00--$10,845; 9/99--$8,967  ............................         71,702                 76,209
                                                                ----------             ----------
                                                                $2,402,780             $2,060,599
                                                                ==========             ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                                    June 30,                 September 30,
                                                                      2000                        1999
                                                                   ----------                  ----------
                                                                   (unaudited)
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  ...........................................    $1,449,529                  $1,175,619
  Accrued expenses and other  .................................        51,645                      50,329
  Accrued income taxes  .......................................        15,289                      10,854
  Deferred income taxes  ......................................        99,667                      90,481
                                                                   ----------                  ----------
     Total current liabilities  ...............................     1,616,130                   1,327,283

Long-term debt:
  Revolving credit facility  ..................................       149,591                     225,227
  Receivables securitization financing  .......................       375,000                     325,000
  Other debt  .................................................         8,288                       8,478
                                                                   ----------                  ----------
                                                                      532,879                     558,705
Other liabilities  ............................................         8,628                       8,334

Stockholders' equity
  Common stock, $.01 par value:
    Class A (voting and convertible):
     100,000,000 shares authorized;
     issued 6/00--52,321,553 shares;
     9/99--51,737,893 shares  .................................           523                         517
    Class B (non-voting and convertible):
     15,000,000 shares authorized;
     issued 6/00--5,908,445 shares;
      9/99--5,908,445 shares  .................................            59                          59

    Class C (non-voting and convertible):
     2,000,000 shares authorized;
      issued 6/00--161,978 shares;
      9/99--165,936 shares  ...................................             2                           2


  Capital in excess of par value  .............................       274,393                     266,737
  Accumulated deficit  ........................................       (23,614)                    (94,632)
  Cost of common stock in treasury  ...........................        (6,220)                     (6,220)
  Note receivable from ESOP....................................            --                        (186)
                                                                   ----------                  ----------
                                                                      245,143                     166,277
                                                                   ----------                  ----------
                                                                   $2,402,780                  $2,060,599
                                                                   ==========                  ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)



                                                                                      Three months ended
                                                                                           June 30,
                                                                                          (UNAUDITED)
                                                                                        2000                     1999

Operating revenue......................................................           $2,921,424               $2,455,797
Bulk deliveries to customer warehouses.................................               10,282                   12,740
                                                                                  ----------               ----------
Total revenue..........................................................            2,931,706                2,468,537

Operating cost of goods sold...........................................            2,791,794                2,342,772
Cost of goods sold - bulk deliveries...................................               10,282                   12,740
                                                                                  ----------               ----------
Total cost of goods sold...............................................            2,802,076                2,355,512
                                                                                  ----------               ----------

Gross profit...........................................................              129,630                  113,025

Selling and administrative expenses....................................               77,944                   67,330
Depreciation...........................................................                3,464                    3,734
Amortization...........................................................                  446                      494
Facility consolidations and employee severance.........................               (1,123)
                                                                                  ----------               ----------

Operating income.......................................................               48,899                   41,467
Interest expense.......................................................                8,383                    8,218
Interest expense - adjustment of common stock put warrant to fair value                   --                   (1,499)
                                                                                  ----------               ----------

Income before taxes....................................................               40,516                   34,748
Taxes on income........................................................               15,396                   12,988
                                                                                  ----------               ----------

Net income.............................................................           $   25,120               $   21,760
                                                                                  ==========               ==========

Net income per share...................................................                 $.49                     $.43
                                                                                  ==========               ==========

Net income per share - assuming dilution...............................                 $.48                     $.39
                                                                                  ==========               ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (dollars in thousands, except per share data)



                                                                                           Nine months ended
                                                                                                June 30,
                                                                                  -----------------------------------
                                                                                              (unaudited)
                                                                                      2000                     1999
                                                                                  ----------              -----------

Operating revenue......................................................           $8,582,219               $7,191,317
Bulk deliveries to customer warehouses.................................               31,072                   37,126
                                                                                  ----------               ----------
Total revenue..........................................................            8,613,291                7,228,443

Operating cost of goods sold...........................................            8,201,256                6,844,180
Cost of goods sold - bulk deliveries...................................               31,072                   37,126
                                                                                  ----------               ----------
Total cost of goods sold...............................................            8,232,328                6,881,306
                                                                                  ----------               ----------

Gross profit...........................................................              380,963                  347,137

Selling and administrative expenses....................................              224,512                  206,741
Depreciation...........................................................               10,440                   11,309
Amortization...........................................................                1,386                    1,476
Facility consolidations and employee severance.........................               (1,123)
                                                                                  ----------               ----------

Operating income.......................................................              145,748                  127,611
Interest expense.......................................................               31,203                   29,884
Interest expense - adjustment of common stock put warrant to fair value                   --                      334
                                                                                  ----------               ----------

Income before taxes....................................................              114,545                   97,393
Taxes on income........................................................               43,527                   37,519
                                                                                  ----------               ----------

Net income.............................................................           $   71,018               $   59,874
                                                                                  ==========               ==========

Net income per share...................................................                $1.38                    $1.18
                                                                                  ==========               ==========

Net income per share - assuming dilution...............................                $1.37                    $1.16
                                                                                  ==========               ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)

                                                                                           Nine Months Ended
                                                                                                June 30,
                                                                                 -----------------------------------
                                                                                              (unaudited)
                                                                                         2000                1999
                                                                                     -----------         -----------
OPERATING ACTIVITIES
 Net income  .....................................................................   $    71,018         $    59,874
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation  ..................................................................        10,440              11,309
  Amortization, including deferred financing costs  ..............................         2,469               3,658
  Adjustment of common stock put warrant to fair value............................            --                 334
  Provision for losses on accounts receivable  ...................................         7,898               3,159
  Loss on disposal of property and equipment  ....................................            79                 265
  Deferred income taxes  .........................................................        15,856              15,112
  Changes in operating assets and liabilities, excluding the effects of acquisitions:
    Restricted cash  .............................................................            --             (16,267)
    Accounts receivable  .........................................................         7,226             (36,515)
    Merchandise inventories  .....................................................      (385,920)           (325,839)
    Prepaid expenses and other  ..................................................        (2,606)             (1,946)
    Accounts payable, accrued expenses and income taxes  .........................       285,559             182,048
    Miscellaneous.................................................................            86                 933
                                                                                     -----------         -----------

    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES  .........................        12,105            (103,875)

INVESTING ACTIVITIES
 Capital expenditures  ...........................................................       (12,360)            (12,274)
 Purchases of equity interests in businesses  ....................................        (3,406)             (3,570)
 Collections on ESOP note receivable..............................................           186                 109
 Proceeds from sales of property and equipment  ..................................         1,258                 767
                                                                                     -----------         -----------
    NET CASH USED IN INVESTING ACTIVITIES.............................................   (14,322)            (14,968)

FINANCING ACTIVITIES
 Long-term debt borrowings  ......................................................     1,033,146           1,794,830
 Long-term debt repayments  ......................................................    (1,058,891)         (1,685,974)
 Deferred financing costs and other...............................................          (174)               (549)
 Purchase of treasury stock.......................................................           --                 (101)
 Exercise of stock options  ......................................................         4,799               8,254
                                                                                     -----------         -----------
    NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES  .........................       (21,120)            116,460
                                                                                     -----------         -----------

Decrease in cash and cash equivalents  ...........................................       (23,337)             (2,383)
Cash and cash equivalents at beginning of period  ................................        59,497              48,511
                                                                                     -----------         -----------

                                                                                     $    36,160         $    46,128
CASH AND CASH EQUIVALENTS AT END OF PERIOD  ......................................   ===========         ===========



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

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and nine months ended June 30, 2000 and 1999 and the cash flows for the nine months ended June 30, 2000 and 1999 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

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

  In 1998, the Company sued a former customer which refused to pay invoices, net of credit memos, totaling approximately $21 million for goods sold and delivered. The former customer filed counterclaims alleging it suffered damages as a result of certain performance problems affecting the Company. In January 2000, the Company settled all claims with the former customer. Under the terms of the confidential settlement agreement, which did not have any adverse effect on the Company's financial position or results of operations, the Company received periodic payments through July 2000.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 2 - Legal Matters and Contingencies - continued

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought by retail pharmacies alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drug stores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drug store cases to the United States District Court for the Northern District of Illinois. Plaintiffs sought injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. Subsequent amendments to the Judgment Sharing Agreement provided additional protection to the Company from litigation expenses in exchange for updated releases. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

  On April 4, 1996, the District Court granted the Company's motion for summary judgment in the class case. Plaintiffs subsequently appealed the Company's grant of summary judgment to the United States Seventh Circuit Court of Appeals. On August 15, 1997, the Court of Appeals reversed the District Court's order granting summary judgment in favor of the Company and the other wholesalers.
The Court of Appeals also denied the Company's petition for rehearing. The Company and the other wholesalers filed a petition for a writ of certiorari to the United States Supreme Court; the petition was denied. Trial in the class case commenced in the United States District Court for the Northern District of Illinois on September 23, 1998. After a ten-week trial, the Court granted all of the defendants motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other defendants. Plaintiffs in the class case then appealed the District Court's judgment to the Seventh Circuit Court of Appeals. On June 9, 1999, the Seventh Circuit affirmed the judgment the District Court entered in favor of the Company in the class case. Plaintiffs filed a petition for a writ of certiorari to the United States Supreme Court and that petition was denied.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 2 - Legal Matters and Contingencies - continued

  Environmental laws and regulations may require the Company to take remediation efforts at the site of a former distribution center. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other liabilities in the accompanying consolidated balance sheet ($3.8 million at June 30, 2000), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulation. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

Note 3--Earnings Per Share

  Earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented (51,583,313 and 50,731,153 for the three months ended June 30, 2000 and 1999, respectively; and 51,413,614 and 50,539,680 for the nine months ended June 30, 2000 and 1999, respectively). Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options and the common stock put warrant (502,376 and 934,867 for the three months ended June 30, 2000 and 1999, respectively; and 356,243 and 1,155,578 for the nine months ended June 30, 2000 and 1999, respectively). The fiscal 1999 calculations of earnings per share - assuming dilution consider the common stock put warrant as if converted and, therefore, net income excludes the effect of interest expense - adjustment of common stock put warrant to fair value. All shares held by the ESOP are considered outstanding for the purposes of computing earnings per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

All results for the prior year have been restated to reflect the July 1999 acquisition of C.D.Smith Healthcare, Inc. ("C.D. Smith") which was accounted for as a pooling-of-interests.

Results of Operations

Operating revenue for the three months ended June 30, 2000 increased 19% from the prior year quarter to $2.9 billion. For the nine months ended June 30, 2000, operating revenue was $8.6 billion, an increase of 19% from the prior year period. During the three and nine months ended June 30, 2000, respectively, sales to health systems and alternate site facilities increased 26% and 28%, sales to independent drug store customers increased 11% and 12%, and sales to the chain drug store customer group increased 14% and 10% compared to the respective prior year period. The increase in health systems and alternate site, formerly described as hospital and managed care, revenue was primarily due to 41% revenue growth with the Veterans Administration, which accounted for 19% of total operating revenue in the nine-month period ended June 30, 2000. In addition, alternate site revenue increased significantly due to the Company's sales reorganization in the prior year, which created a national and regional alternate site sales force. The increase in independent drug store and chain drug store revenue was consistent with overall industry growth. During the nine months ended June 30, 2000, sales to health systems and alternate site facilities accounted for 51% of total operating revenue, while sales to independent drug stores accounted for 37% and sales to chain drug stores accounted for 12% of the total.

Gross profit of $129.6 million in the third quarter of fiscal 2000 increased by 15% as compared to the prior year quarter due to the increase in operating revenue. As a percentage of operating revenue, the gross profit in the third quarter of fiscal 2000 was 4.44% as compared to 4.60% in the prior year quarter. For the nine months ended June 30, 2000, the gross profit percentage was 4.44% as compared to 4.83% in the prior year period. The declines in gross profit percentages in the quarter and for the nine-month period were primarily due to changes in the customer mix which included more lower margin hospital and government hospital business than in the prior year and continuing price competition within the pharmaceutical distribution industry. Gross profit may continue to be impacted by changes in customer and product mix, price competition, and manufacturer pricing policies. In addition, the Company's cost of goods sold for interim periods includes a LIFO provision that is based on the Company's estimated full-year provision. This provision is subject to changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Selling and administrative expenses and depreciation increased by $10.3 million or 15% in the third quarter of fiscal 2000 compared with the prior year quarter, and as a percentage of operating revenue, were 2.79% in fiscal 2000 and 2.89% in fiscal 1999. For the first nine months of fiscal 2000, selling and administrative expenses and depreciation as a percentage of operating revenue were 2.74% as compared to 3.03% in the prior year period. The increase in operating expense during the quarter was due to the increase in operating revenue as well as a $5.3 million provision for bad debt expense, which compares to a $0.5 million provision in the prior year quarter. For the nine-month period ended June 30, 2000, the bad debt provision was $7.9 million as compared to $3.2 million in the prior year period. The bad debt increase was primarily due to certain customer account deteriorations and customer business failures during the quarter. The Company does not believe that this higher level of customer business failures and resultant bad debt expense is indicative of a trend; however, there can be no assurance that similar events will not occur and result in additional bad debt expense in the future. The decrease in expenses as a percentage of operating revenue in the quarter and nine month period was due to increased sales to the health systems and alternate site facilities described above, warehouse efficiencies arising from increased throughput per facility, and cost reductions related to the Company's fiscal 1998 and 1999 restructuring efforts.

In connection with its acquisition of C.D.Smith in July 1999, the Company began the consolidation of C.D. Smith's Chicago, Illinois pharmaceutical distribution facility into an existing AmeriSource distribution facility and the consolidation of C.D Smith's pharmaceutical packaging business into AmeriSource's packaging operation. In addition, the Company began to incorporate the remaining two C.D. Smith facilities into the centralization process started in the fourth quarter of fiscal 1998. The Chicago facility was closed in January 2000, and the St. Joseph, Missouri and Boston, Massachusetts pharmaceutical distribution facilities were converted to the centralized system at the end of March 2000 and April 2000, respectively. A charge of $12.8 million was recognized in the fourth quarter of fiscal 1999 related to this effort, and included a $7.2 million write-down of goodwill and fixed assets related to the Chicago facility, $3.5 million of contract and lease cancellations and other costs primarily relating to the expected termination of a non-cancelable supply contract, and $2.1 million of severance for approximately 90 warehouse and administrative personnel to be terminated as a result of the facility consolidation and centralization. As of June 30, 2000, all of the restructuring efforts except the final resolution of the non-cancelable supply contract have been completed. The supply contract termination is currently in arbitration with a decision expected to be reached in the fourth quarter of fiscal 2000. Severance accruals of $0.5 million related to the fiscal 1999 charge were reversed into income during the third quarter of fiscal 2000 primarily reflecting the decision to retain a manager previously targeted to be terminated.

In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, contract administration and purchasing functions, reorganize its pharmaceutical distribution facilities into five regions, and consolidate one pharmaceutical distribution facility into another facility. A charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to this effort and included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million. As of June 30, 2000, 18 of the original 19 targeted distribution facilities have been converted to the centralized system. The remaining facility has been rescheduled to be converted in September 2000. As of June 30, 2000, approximately 30 of the 350 targeted employees have not yet been terminated and in the quarter the Company reversed restructuring accruals related to the fiscal 1998 charge of approximately $0.6 million representing severance not paid to targeted employees who left the Company before receiving their benefits or took other positions within the Company. This $0.6 million reversal, combined with the $0.5 million reversal of the fiscal 1999 charge described above, is included in the facility consolidations and employee severance line in the statements of operations.

Operating income of $48.9 million in the quarter ended June 30, 2000 increased by 18% from the prior year period, 3% of which was due to the reversal of the restructuring charges described above. The Company's operating margin for the quarter, excluding the restructuring reversal, decreased to 1.64% in fiscal 2000 from 1.69% in fiscal 1999. For the nine months ended June 30, 2000, the operating margin was 1.69% compared to 1.77% in the prior year period. The decrease is due to the reduction in gross margin described above offset in part by the decrease in selling and administrative expenses and depreciation as a percentage of operating revenue.

Interest expense of $8.4 million in the third quarter of fiscal 2000 represents an increase of 2% compared to the prior year quarter. The increase from the prior year was primarily due to an increase in market interest rates of approximately 130 basis points offset in part by a decline in average borrowings of 1% and the extinguishment of higher cost debt facilities in July 1999 assumed in the acquisition of C.D. Smith. Average borrowings during the quarter ended June 30, 2000 were $504 million as compared to average borrowings of $512 million in the prior year quarter. The decrease in average borrowings during the quarter from the prior year was primarily due to a one day reduction in days sales outstanding during the period. For the nine-month period ended June 30, 2000, interest expense increased 4% compared to the prior year period due to increases in market interest rates and average borrowings. Average borrowings for the nine-month period ended June 30, 2000 increased 1.6% to $621 million. Interest expense-adjustment of common stock put warrant to fair value of $1.5 million (credit to income) in the prior year quarter did not recur in the current fiscal year due to the conversion of the underlying warrant to common stock in the fourth quarter of fiscal 1999.

The income tax provision for the three and nine months ended June 30, 2000, was computed based on an estimate of the full year effective tax rate.

Net income in the third quarter of fiscal 2000 increased 15% to $25.1 million from $21.8 million in the prior year quarter and net income per share -- assuming dilution increased 23% from the prior year quarter to $0.48 per share as compared to $0.39 per share in the prior year quarter. Net income of $71.0 million for the nine months ended June 30, 2000 represents a 19% increase compared to the prior year period.

Liquidity and Capital Resources

During the nine-month period ended June 30, 2000, the Company's operating activities generated $12.1 million of cash primarily from an increase in accounts payable, accrued expenses and income taxes of $285.7 million which combined with net income of $71.0 million and a decrease in accounts receivable of $7.2 million offset increases in merchandise inventories of $385.9 million. Centralization of accounts payable processing and timing of vendor payments accounted for a 6% increase in days payables outstanding during the period. Accounts receivable decreased despite the 19% increase in operating revenue due to collections on the disputed receivables discussed in Note 2 as well as the change in customer mix to quicker payment terms from the fast growing health systems customer class. Merchandise inventories increased 31% during the nine-month period ending June 30, 2000 due to the 19% increase in operating revenue as well as additional inventory held in anticipation of manufacture price increases and anticipated new customer accounts. During the nine-month period ended June 30, 1999, the Company used $103.9 million of cash from operations as increases in merchandise inventories of $325.8 million and accounts receivable of $36.5 million offset net income of $59.9 million and increases in accounts payable, accrued expenses and income taxes of $182.0 million. Merchandise inventories increased in the prior year to support new customer contracts, to provide for seasonal buying opportunities and to address year 2000 supply concerns. Operating cash uses during the nine months ended June 30, 2000, included $30.7 million in interest payments and $18.5 million in income tax payments. Additionally, the Company paid $3.2 million of severance and lease cancellation costs and other during the nine-month period ended June 30, 2000 related to its fiscal 1999, 1998, and 1997 cost reduction plans. Severance accruals of $0.3 million and remaining contract and lease obligations of $3.0 million at June 30, 2000 related to the cost reduction plans are included in accrued expenses and other.

Capital expenditures for the nine months ended June 30, 2000 were $12.4 million and relate principally to investments in information technology and warehouse automation equipment. Similar expenditures of approximately $4 million to $6 million are expected to occur in the next three months of fiscal 2000.

In August 2000, the Company and three other healthcare distributors signed a definitive joint venture agreement to form an Internet-based company that would be an independent, commercially neutral healthcare product information exchange focused on streamlining the processes involved in identifying, purchasing and distributing healthcare products and services. The Company's ownership interest is expected to be approximately 22% and the Company has committed to contribute approximately $11 million over the next one to two years before the entity is expected to become self-sustaining.

Cash provided by financing activities during fiscal 2000 represents borrowings under the Company's revolving credit facility and its receivable securitization facility primarily to fund working capital requirements. At June 30, 2000, borrowings under the Company's $500 million revolving credit facility were $149.6 million and borrowings under the $400 million receivables program were $375.0 million. The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. The receivables securitization facility was entered into in May 1999 and has a term of three years. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of lower interest rates relative to other financing sources. The Company securitizes its trade account and note receivables, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No. 125. During the third quarter, the Company amended its receivables securitization facility to provide an additional $75 million of borrowing capacity, increasing total commitments under this facility from $325 million to $400 million.

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

The Company's operating results together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and interest on outstanding debt. The Company's primary ongoing cash requirements will be to pay interest on indebtedness, finance working capital, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

Environmental laws and regulations may require the Company to take remediation efforts at the site of a former distribution center. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at June 30, 2000), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future.

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

                          PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits:

  4.15 -- First amendment dated May 12, 2000 to the Receivables Purchase Agreement dated May 14, 1999.
  27   -- Financial Data Schedules
  27.1 -- June 30, 2000
  27.2 -- June 30, 1999 (restated)

  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Amerisource Health Corporation


                                        /s/ George L. James III
                                 -------------------------------------
                                            George L. James III
                          Vice President and Chief Financial Officer (Principal
                                              Financial Officer)


                                        /s/ Michael D. DiCandilo
                                 -------------------------------------
                                            Michael D. DiCandilo
                                        Vice President, Controller
                                      (Principal Accounting Officer)

Date: August 11, 2000