Form 10-K
period 2000-09-30
AMERISOURCE HEALTH CORP/DE
filed 2000-12-20
CIK 855042

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

                 For the Fiscal Year Ended September 30, 2000

                                      OR

      [_]
 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934 [No Fee Required]

                 For the transition period from       to

   Commission        Registrant, State of Incorporation            IRS Employer
   File Number          Address and Telephone Number            Identification No.
   -----------       ----------------------------------         ------------------
   33-27835-01         AmeriSource Health Corporation               23-2546940
                       (a Delaware Corporation)
                       1300 Morris Drive, Suite 100
                       Chesterbrook, PA 19087
                       (610) 727-7000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Non-affiliates of AmeriSource Health Corporation, as of December 1, 2000, held 51,500,492 shares of voting stock. The registrant's voting stock is traded on the New York Stock Exchange under the trading symbol "AAS." The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the closing price of such stock on the New York Stock Exchange on December 1, 2000 and the assumption for this computation only that all directors and executive officers of the registrant are affiliates) was $2,517,086,546.50.

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 1, 2000 was: Class A--52,109,492; Class B--8,446; Class C--160,798.

                      Documents Incorporated by Reference

  Portions of the following document are incorporated by reference in the Part of this report indicated below:

  Part III--Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART I

Item 1. Business

  AmeriSource Health Corporation is a holding company and substantially all of its operations are conducted through its direct wholly-owned subsidiary, AmeriSource Corporation. We are a leading wholesale distributor of pharmaceutical products and related healthcare solutions in the United States. We provide services to health systems (hospitals and other acute care facilities), alternate site customers (mail order facilities, nursing homes, clinics and other non-acute care facilities), independent community pharmacies and chain drugstores. We believe we are the largest provider of pharmaceuticals to the health systems market.

  We serve customers nationwide through 21 pharmaceutical distribution facilities and three specialty products distribution facilities. We are typically the primary source of supply for pharmaceutical and related products to our customers. We offer a broad range of solutions to our customers and suppliers designed to enhance the efficiency and effectiveness of their operations, allowing them to improve the delivery of healthcare to patients and consumers.

  Over the past five years we have grown significantly, primarily as a result of overall industry growth, acquisitions, and a focused business strategy that has created market share gains in existing markets. During that period, our operating revenue has increased at a compound annual growth rate of 18.9%, and our operating income (before unusual items) has increased at a compound annual growth rate of 15.1%.

  AmeriSource Health Corporation was incorporated in Delaware in 1988. The address of the principal executive office of the Company is 1300 Morris Drive, Suite 100, Chesterbrook, PA 19087. The telephone number is (610) 727-7000 and our web site is www.amerisource.com.

Business Strategy

  AmeriSource's business strategy is anchored in national pharmaceutical distribution and reinforced by the value-added business solutions it provides its customers and suppliers. This focused strategy has resulted in significant business expansion over the past five years and the Company believes it is well-positioned to continue its revenue growth and increase operating income through the execution of the following key elements of its business strategy:

  . Increasing Market Share in Existing Markets. The Company believes that it is well-positioned to continue to grow in its existing markets by: (i) providing superior distribution services to its customers and suppliers;
    (ii) delivering value-added solutions which improve the efficiencies and competitiveness of both customers and suppliers, allowing the supply chain to better deliver healthcare to patients and consumers; (iii) focusing on market-based customer groups in order to deliver the specific programs and services unique to each group; (iv) continuing to expand geographically by further penetrating selected market areas which the Company has only recently entered; (v) maintaining its low-cost operating structure to ensure that the Company's services are priced competitively in the marketplace; (vi) continuing to develop and acquire new value-added solutions for customers and suppliers; (vii) maintaining its decentralized operating structure to respond to customers' needs more quickly and efficiently and to ensure the continued development of local and regional management talent. These factors have allowed AmeriSource to compete effectively in the marketplace and generate above-average industry sales growth over the last five years.

  . Acquisition Opportunities. The Company believes that opportunities may arise to acquire local and regional distribution companies or other companies which will deliver value-added solutions to customers or suppliers.

  . Continuing Growth of Healthcare Solutions for Customers. AmeriSource works closely with customers to develop an extensive range of healthcare solutions both for specific customer groups and across the customer base. In addition to enhancing the Company's profitability, these solutions increase customer loyalty and strengthen AmeriSource's overall role in the pharmaceutical supply channel. These solutions include: the ECHO(R) Suite, a proprietary software system providing sophisticated ordering and inventory management assistance to institutional and retail customers as well as iECHO(R) for Internet access, iECHO(R) Plus for multiple sites, ECHO(R) Inventory Module for physical inventory management, and other ECHO(R) management tools; Family Pharmacy(R), which enables independent community pharmacies and small chain drugstores to compete more effectively through access to pharmaceutical benefit and merchandising programs, disease management and pharmaceutical care services, and familypharmacy.com, the new e-commerce site which provides on-line shopping; AmeriSource Select(R), which provides best-priced generic products; American Health Packaging, which delivers unit dose, punch card and unit-of-use packaging for health systems, alternate site and retail customers; Pharmacy Healthcare Solutions, which provides hospital consulting to improve operational efficiencies and RECOVERx, a program for recovering indigent patient pharmaceutical reimbursements; Diabetes Shoppe and Diabetes Corner(TM), which provide independent and chain pharmacies with an array of products for diabetics; Rita Ann, the fragrance and cosmetic specialty distributor with a wide variety of prestige products; and Health Services Plus, which delivers a comprehensive supply of injectables, vaccines, plasma and oncology products to a variety of providers of healthcare. In addition, the Company owns a 19.9% interest in Telepharmacy Solutions, Inc., formerly ADDS, Inc., a leading provider of e-commerce medications management solutions for the healthcare industry.

  . Continuing Growth of Healthcare Solutions for Suppliers. Since centralizing procurement activities over a year ago, AmeriSource has been rapidly developing solutions for suppliers to improve the healthcare supply chain. Programs for suppliers to rapidly distribute new products, marketing services to expand usage and availability of products, custom packaging, and data sharing are only a few of the value-added solutions being developed to support suppliers. The Company believes these services will continue to expand and contribute to its revenue and income growth.

  . Maintain Low-Cost Operating Structure. AmeriSource believes it has one of the lowest operating cost structures among its four major national competitors. This year the Company completed a two-year effort to move its 21 pharmaceutical distribution centers to a common information technology platform. This successful effort combined with the centralization of the procurement, accounting and contract administration activities has contributed significantly to reduced operating expenses as a percentage of revenue. Specifically, the Company has reduced its selling and administrative expenses and depreciation as a percentage of operating revenue from 3.62% in fiscal 1995 to 2.73% in fiscal 2000. In addition, AmeriSource believes it will continue to achieve productivity and operating income gains as it invests in warehouse automation technology, implements "best practices" in warehousing activities, and increases operating leverage due to increased volume per pharmaceutical distribution facility.

Industry Overview

  The Company has benefited from the significant growth of the full-service drug wholesale industry in the United States. Industry sales grew from $30 billion in 1990 to $95 billion in 1999. While sales throughout the wholesale drug industry have grown, the number of pharmaceutical wholesalers in the United States has declined significantly in recent years. This consolidation trend may continue, with the industry's largest companies increasing their percentage of total industry sales.

  The factors contributing to the growth of the full-service drug wholesale industry in the United States and other favorable industry trends include (i) an aging population, (ii) the introduction of new pharmaceuticals, (iii) the increased use of outpatient drug therapies, (iv) rising pharmaceutical prices, and (v) expiration of patents for widely used brand name pharmaceuticals.

  Aging Population. The number of individuals over age 65 in the United States grew from approximately 31 million in 1990 to approximately 34 million in 2000 and is projected to increase to more than 39 million by the year 2010. This age group suffers from a greater incidence of chronic illnesses and disabilities than the rest of the population and is estimated to account for approximately two-thirds of total health care expenditures in the United States.

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

  Increased Use of Outpatient Drug Therapies. In response to rising healthcare costs, governmental and private payors have adopted cost containment measures that encourage the use of efficient drug therapies to prevent or treat diseases. While national attention has been focused on the overall increase in aggregate health care costs, the Company believes drug therapy has had a beneficial impact on overall healthcare costs by reducing expensive surgeries and prolonged hospital stays. Pharmaceuticals currently account for less than 11% of overall health care costs, and manufacturers' emphasis on research and development is expected to continue the introduction of cost-effective drug therapies.

   Rising Pharmaceutical Prices. The Company believes that price increases by pharmaceutical manufacturers will continue to equal or exceed the overall Consumer Price Index. The Company believes that these increases will be due in large part to the relatively inelastic demand in the face of higher prices charged for patented drugs as manufacturers have attempted to recoup costs associated with the development, clinical testing and Food and Drug Administration ("FDA") approval of new products.

  Expiration of Patents for Brand Name Pharmaceuticals. A significant number of patents for widely used brand name pharmaceutical products will expire in the next several years. Such products are expected to be marketed by generic manufacturers and distributed by the Company. We consider this a favorable trend because generic products have historically provided a greater gross profit margin opportunity than brand name products.

Operations

  Decentralized Operating Structure. AmeriSource currently operates 21 pharmaceutical distribution facilities and three specialty products distribution facilities, organized into five regions across the United States. Unlike its more centralized competitors, the Company is structured as an organization of locally managed profit centers. The Company believes that operating economies of scale exist principally at the distribution facility level. Management of each distribution facility has responsibility for its own financial performance. The distribution facility's results, including earnings and achievement of asset management goals, have a direct impact on management compensation at these facilities. The distribution facilities utilize the Company's corporate staff for marketing, data processing, financial, purchasing, legal and executive management resources and corporate coordination of asset and working capital management. In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, and contract administration and purchasing functions. As of September 2000, the above functions of all drug distribution facilities have been centralized. The Company believes that the centralization of these administrative functions will result in future efficiencies without affecting the Company's decentralized operations and management.

  Sales and Marketing. The Company has over 250 sales professionals organized regionally and specialized by customer group: health systems and alternate site, independent community pharmacies and chain drugstores. Customer service representatives are located in each distribution facility in order to respond to customer needs in a timely and effective manner. In addition, a specially trained group of telemarketing representatives makes regular contact with customers regarding special promotions. AmeriSource's corporate marketing department designs and develops the Company's array of value-added customer solutions. Tailored to specific customer groups, and under the banner of "Delivering Healthcare Solutions," these programs can be further customized at the distribution facility level to adapt to local market conditions. Corporate sales and marketing also services national account customers through close coordination with local distribution centers.

  Facilities. Each of the Company's distribution facilities carries an inventory suited to the needs of the local market. The efficient distribution of small orders is possible through the extensive use of computerization and modern warehouse techniques. These include computerized warehouse product location, routing and inventory replenishment systems, gravity-flow racking, mechanized order selection and efficient truck loading and routing. The Company typically delivers its products to its customers on a daily basis. It utilizes a fleet of owned and leased vans and trucks and contract carriers. Night picking operations in its distribution facilities have further reduced delivery time. Orders are generally delivered in less than 24 hours.

  The following table presents certain information on a fiscal year basis regarding the Company's operating units in the aggregate.

                                          Fiscal Year Ended September 30,
                                   ---------------------------------------------
                                     1996     1997     1998     1999     2000
                                   -------- -------- -------- -------- ---------
                                       (dollars in millions; square feet in
                                                    thousands)
Operating revenue................  $5,806.1 $8,173.7 $9,373.5 $9,760.1 $11,610.0
Number of Rx distribution facili-
 ties............................        21       22       23       22        21
Average revenue/Rx distribution
 facility........................  $  274.6 $  366.9 $  398.8 $  430.8 $   538.6
Total square feet (Rx facili-
 ties)...........................   1,889.7  2,318.1  2,286.0  2,174.4   2,145.0
Average revenue/square foot (in
 whole dollars) (Rx facilities)..  $  3,052 $  3,482 $  4,012 $  4,359 $   5,273

  Customers and Markets. The Company has a diverse customer base that includes health systems and alternate site customers, independent community pharmacies and chain drugstores, including pharmacy departments of supermarkets and mass merchandisers. AmeriSource is typically the primary source of supply for its customers. In addition, the Company offers a broad range of value-added solutions designed to enhance the operating efficiencies and competitive positions of its customers, allowing them to improve the delivery of healthcare to patients and consumers. The table below illustrates the change in the Company's customer sales mix over the last five fiscal years.

                                     Fiscal Year Ended September 30,
                         -----------------------------------------------------------
                            1996        1997        1998        1999        2000
                         ----------  ----------  ----------  ----------  -----------
                                          (dollars in millions)
Health Systems and
 Alternate Site
 Facilities............. $2,675  46% $3,710  45% $4,200  45% $4,650  48% $ 5,927  51%
Independents............  2,057  35   2,929  36   3,567  38   3,855  39    4,278  37
Chains..................  1,074  19   1,535  19   1,606  17   1,255  13    1,405  12
                         ------ ---  ------ ---  ------ ---  ------ ---  ------- ---
   Total operating
    revenue............. $5,806 100% $8,174 100% $9,373 100% $9,760 100% $11,610 100%
                         ====== ===  ====== ===  ====== ===  ====== ===  ======= ===

  No single customer represented more than 5% of the Company's total operating revenue during fiscal 2000, except for the federal government, which includes the Veterans Administration, which accounted for approximately 20%. Including the federal government, the Company's top ten customers represented approximately 28% of total operating revenues during fiscal 2000. A profile of each customer class follows:

  . Health Systems and Alternate Site. AmeriSource believes it is the nation's largest distributor to the health systems market, which includes hospitals and acute-care facilities, and a growing provider to the alternate site market, which includes mail order facilities, nursing homes, clinics and other non-acute care facilities. Health systems and alternate site facilities purchase large volumes of high-priced, easily handled pharmaceuticals. The Company benefits from quick turnover of both inventory and receivables and lower-than-average operating expenses for these customers. Sales to health systems and alternate site facilities have grown at a compound rate of 19.6% from fiscal 1995 through fiscal 2000.

  . Independent Community Pharmacies. Independent community pharmacy owners provide an attractive opportunity for the application of the Company's value-added solutions. The Company's sales to independent customers have risen at a compound rate of 21.7% from fiscal 1995 through fiscal 2000. This is due to market growth within this customer group, AmeriSource's acquisition activity, and the success of the Company's customized marketing and merchandising programs, such as its Family Pharmacy(R) program.

  . Chain Drugstores. This class includes chain drugstores, including pharmacy departments of supermarkets and mass merchandisers. The Company's sales to chains have risen at a compound rate of 10.5% from fiscal 1995 through fiscal 2000. This growth rate reflects new contracts with non-warehousing retail chains as well as the growth of existing retail chain customers. However, sales to chain drugstores decreased in fiscal 1999 due to the termination of service contracts with two large warehousing chain drugstores in fiscal 1998.

  Suppliers. AmeriSource obtains pharmaceutical and other products from a number of manufacturers, none of which accounted for more than approximately 9% of its net sales in fiscal 2000. The five largest suppliers in fiscal 2000 accounted for approximately 28% of net sales. Historically, the Company has not experienced difficulty in purchasing desired products from suppliers. The Company has agreements with many of its suppliers which generally require the Company to maintain an adequate quantity of a supplier's products in inventory. The majority of contracts with suppliers are terminable upon 30 days notice by either party. The loss of certain suppliers could adversely affect the Company's business if alternate sources of supply were unavailable. The Company believes that its relationships with its suppliers are good.

  Management Information Systems. The Company has continually invested in advanced management information systems and automated warehouse technology. The Company's management information systems provide for, among other things, electronic order entry by customers, invoice preparation and purchasing and inventory tracking. As a result of electronic order entry, the cost of receiving and processing orders has not increased as rapidly as sales volume. The Company's customized systems strengthen customer relationships by allowing the customer to lower its operating costs and by providing the basis for a number of the value-added solutions the Company provides its customers, including marketing data, inventory replenishment, single-source billing, computer price updates and price labels. During fiscal 2000, the Company completed converting the management information systems at its pharmaceutical distribution facilities into one centralized management information system. This initiative allowed the Company to improve its information capabilities and eliminate redundant processing and computer operating expenditures. Management plans to continue to make system investments to further improve its information capabilities and meet its customer and operational needs.

Competition

  AmeriSource engages in the wholesale distribution of pharmaceuticals and related healthcare solutions in a highly competitive environment. The Company competes with both national and regional distributors, some of which are larger and have greater financial resources than AmeriSource. The Company's national competitors include Bergen Brunswig Corporation, Bindley Western Industries, Inc., Cardinal Health, Inc., and McKessonHBOC, Inc. In addition, the Company competes with regional and local distributors, direct-selling manufacturers, warehousing chain drugstores, and other specialty distributors. Competitive factors include value-added service programs, breadth of product line, price, service and delivery, credit terms and customer support. We expect that the pharmaceutical wholesale industry will continue to undergo further consolidation.

Employees

  As of September 30, 2000, the Company employed approximately 3,700 persons, of which approximately 3,550 were full-time employees. Approximately 12% of full- and part-time employees are covered by collective bargaining agreements. The Company believes that its relationship with its employees is good.

Regulatory and Environmental Matters

  The United States Drug Enforcement Administration, and the FDA and various state boards of pharmacy regulate the distribution of pharmaceutical products and controlled substances, requiring wholesale distributors of these substances to register for permits and to meet various security and operating standards. As a wholesale distributor of pharmaceuticals and certain medical/surgical products, the Company is subject to these regulations. The Company has received all necessary regulatory approvals and believes that it is in substantial compliance with all applicable wholesale distribution requirements.

  The Company is aware that at its former Charleston, South Carolina distribution center there is evidence of residual soil contamination remaining from the fertilizer manufacturing process operated on that site by third parties over thirty years ago. The Company's environmental consulting firm conducted a soil survey and a groundwater study during fiscal 1994 and 1995. The results of the studies indicate that there is lead on-site at levels requiring further investigation and potential remediation. A preliminary engineering analysis was prepared by outside consultants during the third quarter of fiscal 1994, and indicated that, if both soil and groundwater remediation are required, the most likely cost is estimated to be $4.1 million. Accordingly, a liability of $4.1 million was recorded during fiscal 1994 to cover future consulting, legal and remediation and ongoing monitoring costs. The Company is working with the appropriate state and federal regulatory agencies regarding further tests and potential site remediation. That negotiation, investigation and remediation could take several years and the actual costs may differ from the liability that has been recorded. The accrued liability ($3.8 million at September 30, 2000), which is reflected in other liabilities in the Company's consolidated balance sheet, is based on the present estimate of the extent of contamination, choice of remedy, and enacted laws and regulations, including remedial standards; however, changes in any of these could affect the estimated liability.

Item 2. Properties

  As of September 2000, the Company conducted its business from office and operating unit facilities at 39 locations throughout the United States. In the aggregate, the Company's operating units occupy approximately 2.7 million square feet of office and warehouse space, of which approximately 0.9 million square feet is owned and the balance is leased under agreements with expiration dates ranging from 2000 to 2012. The Company's 21 pharmaceutical distribution facilities range in size from approximately 20,000 square feet to 207,100 square feet. Leased facilities are located in the following states:
Alabama, Arizona, California, Delaware, Florida, Idaho, Indiana, Kentucky, Massachusetts, Minnesota, New Jersey, Ohio, Oregon, Pennsylvania, Tennessee, Texas, Virginia and West Virginia. Owned facilities are located in the following states: Alabama, Illinois, Indiana, Kentucky, Maryland, Missouri, Ohio, Tennessee and Virginia. The Company utilizes a fleet of owned and leased vans and trucks, as well as contract carriers to deliver its products.

Item 3. Legal Proceedings

  In 1998, the Company sued a former customer which refused to pay invoices, net of credit memos, totaling approximately $21 million for goods sold and delivered. The former customer filed counterclaims alleging it suffered damages as a result of certain performance problems affecting the Company. In January 2000, the Company settled all claims with the former customer. The terms of the confidential settlement agreement did not have any adverse effect on the Company's financial position or the results of operations.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class-action antitrust lawsuits brought by retail pharmacies and alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drugstores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drugstore cases to the United States District Court for the Northern District of Illinois for consolidated and coordinated pretrial proceedings. In essence, these lawsuits all claim that the manufacturer and wholesaler defendants have combined, contracted and conspired to fix the prices charged to retail pharmacies for prescription brand name pharmaceuticals. Specifically, plaintiffs claim that the defendants use "chargeback agreements" to give some institutional pharmacies discounts that allegedly are not made available to retail drug stores. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred, up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the Plaintiffs in these lawsuits. Subsequent amendments to the Judgment Sharing Agreement have provided additional protection to the Company from litigation expenses in exchange for updated releases. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

  After a ten-week trial in the federal class action case, the Court granted all of the defendants' motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other defendants. Plaintiffs in the class case then appealed the District Court's judgment to the Seventh Circuit Court of Appeals. On June 9, 1999, the Seventh Circuit affirmed the judgment the District Court entered in favor of the Company in the class case. Plaintiffs' petition for a writ of certiorari to the United States Supreme Court was denied.

  The state cases are proceeding. The Minnesota case settled without any payment or admission of liability by the Company. On November 29, 1999, the trial court in Alabama dismissed all of the claims asserted against the Company and the other wholesaler and manufacturer defendants in accordance with a ruling from the Alabama Supreme Court. The Mississippi and Tennessee cases remain pending, but are inactive.

  On or about October 2, 1997, a group of retail chain drugstores and individual pharmacies, both of which had opted out of the class cases, filed a motion with the United States District Court for the Northern District of Illinois seeking to add the Company and the other wholesale distributors as defendants in their cases against the manufacturer defendants, which cases are consolidated before the same judge who presides over the class cases. This motion was granted and the Company and the other wholesale distributors have been added as defendants in those cases as well. As a result, the Company has been served with approximately 120 additional complaints on behalf of approximately 4,000 pharmacies and chain retailers. Discovery and motion practice is presently underway in all of these opt-out cases.The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  AmeriSource has been named as a defendant in four lawsuits based upon alleged injuries attributable to a category of products typically referred to as fen-phen. AmeriSource did not manufacture these products; however, prior to an FDA recall, AmeriSource did distribute these products from several of its vendors. In August 2000, the Company entered into an Indemnification Agreement with one of the manufacturer defendants. Under the Indemnification Agreement, the manufacturer agreed to reimburse the Company for past attorneys' fees and to indemnify and defend the Company going forward, except the manufacturer will only indemnify the Company based on the percentage of liability assigned to its products if: (a) verdicts are rendered against a phentermine manufacturer in at least three cases where 10% of liability is apportioned to the phentermines; or (b) verdicts are rendered against a phentermine manufacturer in seven cases, regardless of the percentage of liability.

  The Company is a party to various lawsuits arising in the ordinary course of business; however, the Company does not believe that the outcome of these lawsuits, individually or in the aggregate, will have a material adverse effect on its business or financial condition. (See Note 11 to the consolidated financial statements.)

Item 4. Submission of Matters to a Vote of Security Holders

  During the fiscal quarter ended September 30, 2000, there were no matters submitted to a vote of shareholders.

Item 4a. Executive Officers of the Registrant

  The following is a list of the Company's executive officers, their ages and their positions, as of December 1, 2000. Each executive officer serves at the pleasure of the Company's Board of Directors.

                                Current Position with the      Other Positions Held in the last
          Name           Age  Company and Period of Service               five years
          ----           --- -------------------------------  ---------------------------------
R. David Yost...........  53 Chairman and Chief Executive     President and Chief Executive
                              Officer (December 2000-Present)  Officer (May 1997-December
                                                               2000): Executive Vice
                                                               President--Operations (1995-1997)

Kurt J. Hilzinger.......  40 President and Chief Operating    Senior Vice President and Chief
                              Officer (December 2000-Present)  Operating Officer (January 1999-
                                                               December 2000), Senior Vice
                                                               President and Chief Financial
                                                               Officer (1997-1999); Vice
                                                               President, Chief Financial
                                                               Officer and Treasurer (1995-
                                                               1997)

George L. James, III....  54 Vice President and Chief         Senior Vice President and Chief
                              Financial Officer (May 1999-     Financial Officer and other
                              Present)                         positions, BetzDearborn, Inc.
                                                               (1995-1998)

William D. Sprague......  58 Vice President, General Counsel  Vice President, General Counsel
                              and Secretary (November 1998-    and Secretary, Lukens Inc.
                              Present)                         (1992-1998)

                                    PART II

Item 5. Market for Registrants' Common Equity and Related Stockholder Matters.

  Since May 27, 1996, the Company's Class A Common Stock has been traded on the New York Stock Exchange under the trading symbol "AAS." Prior to May 27, 1996, the Company's Class A Common Stock was traded over-the-counter in the National Market System of the National Association of Securities Dealers, Inc. (Nasdaq symbol ASHC). As of December 1, 2000, there were 278 record holders of the Company's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Class A Common Stock for the periods indicated.

                          PRICE RANGE OF COMMON STOCK

                                                               High       Low
                                                             --------- ---------
Year Ended 9/30/99
  First Quarter............................................. $32 9/16  $24 19/32
  Second Quarter............................................  40 17/32  33 3/4
  Third Quarter.............................................  33 3/4    25
  Fourth Quarter............................................  28 13/16  23 1/16
Year Ended 9/30/00
  First Quarter.............................................  23 5/8    11 3/4
  Second Quarter............................................  23 11/16  12
  Third Quarter.............................................  31 1/8    14 5/8
  Fourth Quarter............................................  47        29 5/8

  There is no established public trading market for the Company's Class B Common Stock. As of December 1, 2000, there were two record holders of the Company's Class B Common Stock.

  The Company's Class C Common Stock was held by three holders of record as of December 1, 2000. The Class C Common Stock trades on a limited basis in the over-the-counter market, and information concerning the historical trading prices for the Class C Common Stock is not published by nationally recognized independent sources.

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

                                           Fiscal Year Ended September 30,
                          -------------------------------------------------------------------
                           2000 (a)    1999 (b)   1998 (c)   1997 (d)     1996        1995
                          ----------- ---------- ---------- ---------- ----------  ----------
                                   (amounts in thousands, except per share amounts)
Operating revenue.......  $11,609,995 $9,760,083 $9,373,482 $8,173,679 $5,806,126  $4,876,310
Bulk deliveries to
 customer warehouses....       35,026     47,280    129,555    124,956    111,046     107,342
                          ----------- ---------- ---------- ---------- ----------  ----------
Total revenue...........   11,645,021  9,807,363  9,503,037  8,298,635  5,917,172   4,983,652
Gross profit............      519,581    473,065    461,897    404,136    314,489     275,758
Operating expenses,
 excluding amortization.      316,044    312,077    320,891    277,632    213,681     176,522
Operating income .......      201,557    159,002    138,931    125,445    100,507      99,059
Income before
 extraordinary items ...       99,014     70,915     46,030     50,123     43,463      28,256
Net income .............       99,014     67,466     46,030     48,141     36,221      10,219
Earnings per share--
 assuming dilution:
 Income before
  extraordinary items...         1.90       1.38        .91       1.00        .90         .71
 Net income ............         1.90       1.31        .91        .96        .75         .26
Weighted average common
 shares outstanding--
 assuming dilution......       52,020     51,683     50,713     50,301     48,376      40,029
Balance Sheet:
 Cash and cash
  equivalents and
  restricted cash.......  $   120,818 $   59,497 $   90,344 $   71,551 $   73,832  $   46,995
 Accounts receivable--
  net...................      623,961    612,520    509,130    550,824    405,929     330,441
 Merchandise
  inventories...........    1,570,504  1,243,153    954,010  1,046,582    677,173     423,942
 Property and
  equipment--net........       64,962     64,384     67,955     70,754     54,850      47,591
 Total assets...........  $ 2,458,567 $2,060,599 $1,726,272 $1,798,109 $1,236,221  $  872,979
 Accounts payable.......  $ 1,584,133 $1,175,619 $  947,016 $1,070,673 $  749,481  $  483,180
 Long-term debt, less
  current portion.......      413,217    558,705    539,464    601,454    443,690     446,182
 Stockholders' equity...      282,294    166,277     75,355     18,881    (34,856)   (134,126)
 Total liabilities and
  stockholders' equity..  $ 2,458,567 $2,060,599 $1,726,272 $1,798,109 $1,236,221  $  872,979

--------
(a) Includes the effect of $1.1 million reversal of costs related to facility consolidations and employee severance.
(b) Includes the effect of $11.7 million of costs related to facility consolidations and employee severance and $3.2 million of merger costs.
(c) Includes the effect of $18.4 million of merger costs and $8.3 million of costs related to facility consolidations and employee severance.
(d) Includes the effect of $11.6 million of costs related to facility consolidations and employee severance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                        AMERISOURCE HEALTH CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto contained herein.

Results of Operations

Year ended September 30, 2000 compared with Year ended September 30, 1999

  Operating revenue for the fiscal year ended September 30, 2000 increased 19% to $11.6 billion from $9.8 billion in the prior fiscal year. During the fiscal year ended September 30, 2000, sales to health systems increased 22%, sales to alternate site facilities increased 59%, sales to independent drugstore customers increased 11% and sales to the chain drugstore customer group increased 12% compared to the prior year. During the year ended September 30, 2000, sales to health systems and alternate site facilities accounted for 51% of total operating revenue, while sales to independent community pharmacies accounted for 37% and sales to chain drugstores accounted for 12% of the total. The increase in health systems revenue was primarily due to 37% revenue growth with the Veterans Administration, which accounted for 19% and 17% of the total operating revenue for the fiscal years ended September 30, 2000 and 1999, respectively. The balance of the health systems growth was due to growth from existing relationships with group purchasing organizations. Several new alternate site customers were added as a result of the Company's sales reorganization in the prior year, which created a national and regional alternate site sales force. Approximately 15% of the alternate site revenue growth was from a new contract with a mail order facility, which started in the third quarter of fiscal 2000. The increase in independent community pharmacy and chain drugstore revenue was consistent with overall industry growth. Future operating revenue growth may be impacted by customer consolidation and competition within the industry.

  The Company reports as revenue bulk shipments to customer warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. Bulk deliveries decreased 26% to $35.0 million in fiscal 2000 compared to fiscal 1999. Due to the insignificant service fees generated from these bulk shipments, fluctuations in volume have no significant impact on operating margins.

  Gross profit of $519.6 million in fiscal 2000 increased by 10% as compared to the prior year due primarily to the increase in operating revenue. As a percentage of operating revenue, the gross profit in fiscal 2000 was 4.48% as compared to 4.85% in the prior-year period. The decline in gross profit percentage was primarily due to changes in the customer mix, which included more lower-margin health systems business than in the prior year, and price competition within the pharmaceutical distribution industry. Gross profit may continue to be impacted by price competition, changes in customer and product mix, distribution center performance and manufacturer pricing policies.

  Selling and administrative expenses and depreciation increased by $20.0 million or 7% in fiscal 2000 as compared to the prior year, and decreased as a percentage of operating revenue to 2.73% in fiscal 2000 from 3.04% in fiscal 1999. This improvement reflects the changing customer mix to more health systems business, including the Veterans Administration, which is lower gross margin business, but requires lower operating expense as a percentage of revenue to service. The improvement also reflects warehouse efficiencies and cost reductions related to the Company's fiscal 1998 and 1999 restructuring efforts. These factors were offset in part by an increase in the bad debt provision to $10.3 million for fiscal 2000 compared to a $7.0 million provision in the prior year. The bad debt increase was primarily due to certain customer business failures during the year.

While the Company does not believe that this higher level of customer business failure and resultant bad debt expense is indicative of a trend, there can be no assurance that similar events will not occur and result in additional bad debt expense in the future.

  In fiscal 1999, the Company acquired C.D. Smith Healthcare, Inc. During fiscal 2000, the Company closed C.D. Smith's Chicago, Illinois pharmaceutical distribution facility and completed the consolidation of C.D Smith's pharmaceutical packaging business. In addition, the Company completed the conversion of the remaining two C.D. Smith facilities to a centralized system for data processing and other administrative services. A charge of $12.8 million was recognized in the fourth quarter of fiscal 1999 related to these efforts, which included a $7.2 million write-down of goodwill and fixed assets related to the Chicago facility, $3.5 million of contract and lease cancellations and other costs primarily relating to the expected termination of a noncancelable supply contract, and $2.1 million of severance for approximately 90 warehouse and administrative personnel to be terminated as a result of the facility consolidation and centralization. As of September 30, 2000, all of the restructuring efforts have been completed except for the final resolution of the noncancelable supply contract which was settled in November 2000, for the anticipated amount. Severance accruals of $0.5 million related to the fiscal 1999 charge were reversed into income during the third quarter of fiscal 2000 primarily related to the decision to retain a manager previously anticipated to be terminated.

  In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting, contract administration and purchasing functions, reorganize its pharmaceutical distribution facilities into five regions, and consolidate two pharmaceutical distribution facilities. A charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to these efforts and included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million. As of September 30, 2000, all of the Company's pharmaceutical distribution facilities have been converted to the centralized system and substantially all of the 350 positions have been eliminated. In the third quarter of fiscal 2000, the Company reversed restructuring accruals related to the fiscal 1998 charge of approximately $0.6 million representing severance not paid to employees because they either left the Company before receiving their benefits or took other positions within the Company. This $0.6 million reversal, combined with the $0.5 million reversal of the fiscal 1999 charge described above, is included in the facility consolidations and employee severance line in the Company's statement of operations. In fiscal 1999, the Company reversed $1.1 million of cost originally accrued during fiscal 1997 for facility consolidations and employee severance due to $0.8 million of proceeds in excess of estimates for disposed assets and $0.3 million of severance settled for less than original estimates.

  Operating income of $201.6 million in the year ended September 30, 2000 increased by 27% from the prior year in part because of the $1.1 million restructuring charge reversal in fiscal 2000 as compared to the $14.9 million in facility consolidations, employee severance and merger costs in fiscal 1999. Excluding these items in both years, the increase in operating income was 15% and the Company's operating margin was 1.73% in fiscal 2000 as compared to 1.78% in fiscal 1999. The decrease is due to the reduction in gross margin described above offset in part by the decrease in selling and administrative expenses and depreciation as a percentage of operating revenue.

  Interest expense of $41.9 million in fiscal 2000 represents an increase of 6% compared to the prior year. The increase from the prior-year expense reflects higher interest rates offset in part by lower average levels of debt and lower borrowing spreads. The increase in average market interest rates during fiscal 2000 was approximately 106 basis points compared to fiscal 1999. Average borrowings during the year ended September 30, 2000 were $611 million as compared to average borrowings of $625 million in the prior fiscal year. Interest expense--adjustment of common stock put warrant to fair value of $0.3 million in the prior year did not recur in the current fiscal year due to the conversion of the underlying warrant to common stock in the fourth quarter of fiscal 1999.

  Income tax expense of $60.7 million in fiscal 2000 reflected an effective tax rate of 38.0% versus 40.6% in the prior fiscal year. The reduction in the effective rate was primarily due to the effect of the nondeductible goodwill write-down and merger costs which occurred in fiscal 1999.

  Income before extraordinary items of $99.0 million represents an increase of 40% over the prior year. Excluding facility consolidation and employee severance and merger costs in both years, income before extraordinary items of $98.3 million increased 19% compared to the prior fiscal year. Net income per share (assuming dilution) increased 45% from the prior year to $1.90 per share as compared to $1.31 per share in the prior year.

Year ended September 30, 1999 compared with Year ended September 30, 1998

  Operating revenue for the fiscal year ended September 30, 1999 increased 4% to $9.8 billion from $9.4 billion in fiscal 1998. During the fiscal year ended September 30, 1999, sales to health systems and alternate site customers increased 11%, sales to independent community pharmacies increased 8%, and sales to the chain drugstore customer group decreased 22%, as compared with the prior fiscal year. During the fiscal year ended September 30, 1999, sales to health systems and alternate site customers accounted for 48% of total operating revenue, while sales to independent community pharmacies accounted for 39% and sales to chain drugstores accounted for 13% of the total. Revenue growth for fiscal 1999 was adversely affected by the termination of service contracts with two large warehousing chains and one large mail order customer during the third quarter of fiscal 1998. Two of these customers were acquired by companies serviced by other pharmaceutical distributors. Excluding the operating revenue in fiscal 1998 from these three customer losses, operating revenue would have increased 12% in the fiscal year ended September 30, 1999 compared to fiscal 1998. Health systems revenue, excluding alternate site facilities, increased 17% in fiscal 1999 over 1998, slightly over one-half of which was from the government sector due to the Company's expansion of its relationship with the Veterans Administration. The federal government accounted for 18% of total operating revenue in fiscal 1999 versus 15% in fiscal 1998. The balance of the health systems growth was from existing relationships with group purchasing organizations.

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

  Selling and administrative expenses and depreciation increased by $3.0 million or 1% in fiscal 1999 compared to the prior fiscal year, and as a percentage of operating revenue were 3.04% and 3.14% in fiscal 1999 and 1998, respectively. The decrease as a percentage of operating revenue from the prior year was due to the shift in customer mix away from warehousing chains, resulting in decreases in warehouse and delivery expense compared to the prior year, as well as continued productivity improvements from the Company's cost reduction initiatives. These reductions combined with a reduction in bad debt expense of $3.0 million offset costs incurred during the fiscal year ended September 30, 1999 of $5.8 million related to the Company's centralization process described above.

  In addition to the facility consolidation and employee severance costs of $12.8 million discussed above, the Company incurred merger costs of $3.2 million in the fourth quarter of fiscal 1999 in connection with its acquisition of C.D. Smith, consisting primarily of investment banking, accounting and legal fees. In fiscal 1998, the Company and McKessonHBOC jointly terminated a definitive merger agreement signed in September 1997 after the Federal Trade Commission obtained an injunction halting the proposed merger. Merger-related costs consisting of professional fees and stay-put bonuses totaling $18.4 million were expensed in the fourth quarter of fiscal 1998 as a result of the termination of the McKessonHBOC merger agreement.

  Operating income of $159.0 million in fiscal 1999 increased by 14% from the prior year. The Company's operating margin increased to 1.63% in fiscal 1999 from 1.48% in fiscal 1998 primarily due to the reduction in merger costs from $18.4 million in fiscal 1998 to $3.2 million in fiscal 1999.

  Interest expense of $39.4 million in fiscal 1999 represents a 22% decrease from the prior year due to a combination of lower borrowing rates on variable-rate debt facilities as well as reduced average borrowings. Average borrowing rates under the Company's variable-rate debt facilities declined approximately 50 basis points from the prior fiscal year due to market interest rate declines early in fiscal 1999 as well as the effect of a step-down of 12.5 basis points achieved under the revolving credit facility and the replacement of the Company's receivables securitization facility with a lower cost facility during the fiscal year. In addition, the Company extinguished higher-rate C.D. Smith debt with its variable-rate debt in the fourth quarter of fiscal 1999. Average borrowings decreased $89 million from $714 million in fiscal 1998 to $625 million in fiscal 1999 due primarily to continued emphasis on asset management.

  Interest expense-adjustment of common stock put warrant to fair value declined to $0.3 million in fiscal 1999 from $7.8 million in fiscal 1998. The fair value of the common stock put warrant was based on the value of the underlying common stock of C.D. Smith prior to the merger with AmeriSource. The warrant was exercised and converted into common stock in the fourth quarter of fiscal 1999.

  Income tax expense of $48.4 million in fiscal 1999 reflected an effective tax rate of 40.6% versus 43.0% in the prior fiscal year. The reduction in the effective rate was due to the reduction in the nondeductible interest expense--adjustment of common stock put warrant to fair value described above.

  Income before extraordinary items increased to $70.9 million in fiscal 1999 from $46.0 million in fiscal 1998. Income before extraordinary items per share--assuming dilution increased to $1.38 in fiscal 1999, a 52% increase from fiscal 1998 primarily due to the reduction in merger costs and interest expense discussed above.

  Extraordinary items--early retirement of debt of $3.4 million, net of income tax benefits of $2.0 million, in fiscal 1999, relates to the extinguishment of long-term debt assumed in the acquisition of C.D. Smith in the fourth quarter of fiscal 1999 as well as the replacement of the Company's prior receivables securitization facility with a new receivables securitization facility described below.

Liquidity and Capital Resources

  During the year ended September 30, 2000, the Company's operating activities generated $216.6 million in cash as compared to $3.0 million generated in fiscal 1999. Cash generation from operations in fiscal 2000 resulted from an increase of $416.0 million in accounts payable, accrued expenses and income taxes offset by increases in accounts receivable of $23.8 million and merchandise inventories of $327.4 million. The increase in accounts payable, accrued expenses and income taxes in excess of the increase in merchandise inventories was due to a 4% increase in days payable outstanding during the year due to the centralization of accounts payable processing and the timing of vendor purchases. Accounts receivable (net) increased only 2% despite the 19% revenue increase due to the change in customer mix to quicker paying health systems customers and the collection of the disputed receivable described in Note 11. Merchandise inventories increased 26% reflecting the changes in customer mix and to support anticipated new customer contracts, including additional business with the Novation group purchasing organization, and seasonal buying opportunities.

  During the year ended September 30, 1999, the Company's operating activities generated $3.0 million in cash as compared to $120.9 million generated in fiscal 1998. Cash generation from operations in fiscal 1999 was impacted by an increase in accounts receivable of $111.7 million primarily due to the 15% growth in operating revenue in the fourth quarter of fiscal 1999 as compared to the similar period in the prior year as well as the $289.1 million increase in merchandise inventories which was offset in part by the $246.3 increase in accounts payable, accrued expenses and income taxes. Merchandise inventories increased to support new customer contracts, provide for seasonal buying opportunities and provide for year 2000 supply concerns. A decrease in restricted cash of $41.8 million in fiscal 1999 due to the extinguishment of the Company's prior receivables securitization facility also offset the increase in receivables and inventories.

  During the year ended September 30, 1998, the Company's operating activities generated $120.9 million in cash primarily due to a decrease in accounts receivable of $72.0 million. The reduction in accounts receivable was due to a combination of improved collection efforts and the loss of the three major customers in fiscal 1998 described above. A decrease in merchandise inventory in fiscal 1998 of $133.6 million was offset by a related decrease of $168.0 million in accounts payable, accrued expenses, and income taxes. These decreases were also impacted by the nonrenewal of service contracts with the three large customers in fiscal 1998 as well as the reversal of the fiscal 1997 year-end build-up of inventory related to the Company's expansion of its Thorofare, New Jersey distribution facility.

  The Company paid a total of $3.6 million, $5.2 million and $6.1 million of severance, contract, and lease cancellation and other costs in fiscal 2000, 1999 and 1998, respectively, related to its fiscal 1999, 1998 and 1997 cost reduction plans discussed above. Severance accruals of $0.1 million and remaining contract and lease obligations of $3.0 million at September 30, 2000 are included in accrued expenses and other.

  Capital expenditures for the years ended September 30, 2000, 1999 and 1998 were $16.6 million, $15.8 million and $12.1 million, respectively, and relate principally to investments in warehouse improvements, information technology and warehouse automation. Similar expenditures of approximately $20 to $25 million are expected in fiscal 2001.

  During fiscal 2000, the Company and three other healthcare distributors formed an Internet-based company that is an independent, commercially neutral healthcare product information exchange focused on streamlining the process involved in identifying, purchasing and distributing healthcare products and services. The Company contributed $3.6 million to the joint venture in fiscal 2000 and its ownership interest of approximately 22% is being accounted for under the equity method. The Company has committed to contribute approximately $8.0 million over the next one to two years before the entity is expected to become self-funding.

  In fiscal 1998, C.D. Smith acquired the equity interests of the General Drug companies for $28 million which was financed through borrowings of $16.0 million under its credit facility and the issuance of a subordinated note for $12.0 million. In addition, C.D. Smith refinanced approximately $39.5 million of indebtedness of the General Drug companies.

  In fiscal 2000 and fiscal 1998, cash used by financing activities represented net repayments of the Company's revolving credit facility from cash provided by operations. Cash provided by financing activities during fiscal 1999 represents borrowings under the Company's revolving credit and receivable securitization facilities primarily to fund its working capital requirements. In connection with its acquisition of C.D. Smith in fiscal 1999, the Company extinguished approximately $78 million of C.D. Smith's long-term debt with borrowings under its revolving credit facility.

  At September 30, 2000, borrowings under the Company's $500 million revolving credit facility were $20.0 million and borrowings under its $400 million receivables securitization facility were $385.0 million. The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. In May 1999, the Company entered into a new $325 million receivables securitization facility to replace its previous facility. The new facility had an initial term of three years and interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of
38.5 basis points. During fiscal 2000, the Company amended its receivables securitization facility to provide an additional $75 million of borrowing capacity, increasing total commitments under this facility from $325 million to $400 million and also extended the expiration date to May 2003. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of attractive interest rates relative to other financing sources. The Company securitizes its trade accounts and note receivables, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No. 125. In October 2000, the Company entered into a short-term supplemental $200 million senior secured revolving credit agreement with interest at a rate equal to LIBOR plus 137.5 basis points. This agreement expires April 30, 2001 and is intended to fund seasonal inventory purchases if necessary.

  In December 2000, the Company issued $300.0 million of Convertible Subordinated Notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into Class A Common Stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the notes that have not been previously converted. Net proceeds from the notes of approximately $290.9 million were used to repay existing borrowings, and for working capital and other general corporate purposes. In connection with the issuance of the notes, the Company incurred approximately $9.1 million of financing fees which will be deferred and amortized over the seven-year term of the notes.

  The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest-rate protection agreements from time to time to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposure and does not speculate in derivatives. There were no such agreements in effect at September 30, 2000. For every $100 million of unhedged variable rate debt, a 75 basis-point increase in interest rates would increase the Company's annual interest expense by $0.75 million.

  The Company's operating results have generated sufficient cash flow which, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements, fund capital expenditures, and fund the payment of interest on outstanding debt. The Company's primary ongoing cash requirements will be to finance working capital, fund the payment of interest on indebtedness, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

  The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at September 30, 2000), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future.

 Recently Issued Financial Accounting Standards

  In fiscal 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in fiscal 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The provisions of SFAS No. 133 are effective for fiscal years beginning after June 15, 2000. Adoption of this statement will not currently have any impact on the consolidated financial statements or related disclosures.

  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which requires adoption during the fourth quarter of fiscal 2001. At this time, the Company does not anticipate that the adoption of SAB 101 will have a material impact on the consolidated financial statements. The Company will continue to analyze the impact of SAB 101, including any amendments or further interpretations, until the time of adoption.

  In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 which the Company currently follows to account for its receivables securitization facility. The accounting requirements of this statement are effective for transfers occurring after March 31, 2001. Adoption of this statement is not expected to impact the Company's treatment of its receivable securitization facility as a financing transaction and any effect is expected to be limited to the form and content of its disclosures.

Forward-Looking Statements

  Certain information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act) that reflect the Company's current views with respect to future events and financial performance. Certain factors such as competitive pressures, success of restructuring or systems initiatives, market interest rates, regulatory changes, changes in customer mix, changes in pharmaceutical manufacturers' pricing and distribution policies, changes in U.S. Government policies, customer insolvencies, or the loss of one or more key customer or supplier relationships could cause actual results to differ materially from those in forward-looking statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  See discussion in Item 7.

Item 8. Financial Statements and Supplementary Data

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of AmeriSource Health Corporation

  We have audited the accompanying consolidated balance sheets of AmeriSource Health Corporation and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AmeriSource Health Corporation and subsidiaries at September 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Philadelphia, Pennsylvania
November 2, 2000, except for Note 14 as to which the date is December 18, 2000.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                     ASSETS

                                                              September 30,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
Current assets:
  Cash and cash equivalents.............................. $  120,818 $   59,497
  Accounts receivable, less allowance for doubtful
   accounts: 2000--$34,506, 1999--$27,583................    623,961    612,520
  Merchandise inventories................................  1,570,504  1,243,153
  Prepaid expenses and other.............................      5,336      4,836
                                                          ---------- ----------
    Total current assets.................................  2,320,619  1,920,006
Property and equipment, at cost:
  Land...................................................      3,832      4,125
  Buildings and improvements.............................     37,478     38,855
  Machinery, equipment and other.........................     99,456     91,760
                                                          ---------- ----------
                                                             140,766    134,740
  Less accumulated depreciation..........................     75,804     70,356
                                                          ---------- ----------
                                                              64,962     64,384
Other assets, less accumulated amortization: 2000--
 $11,747, 1999--$8,967...................................     72,986     76,209
                                                          ---------- ----------
                                                          $2,458,567 $2,060,599
                                                          ========== ==========

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                 (dollars in thousands, except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
Current liabilities:
  Accounts payable..................................... $1,584,133  $1,175,619
  Accrued expenses and other...........................     49,398      50,329
  Accrued income taxes.................................     12,284      10,854
  Deferred income taxes................................    105,654      90,481
                                                        ----------  ----------
    Total current liabilities..........................  1,751,469   1,327,283
Long-term debt:
  Revolving credit facility............................     20,000     225,227
  Receivables securitization financing.................    385,000     325,000
  Other debt...........................................      8,217       8,478
                                                        ----------  ----------
                                                           413,217     558,705
Other liabilities......................................     11,587       8,334
Stockholders' equity:
  Common stock, $.01 par value:
   Class A (voting and convertible):
    100,000,000 shares authorized; issued 9/00--
     52,660,813 shares; 9/99--51,737,893 shares........        527         517
   Class B (nonvoting and convertible):
    15,000,000 shares authorized; issued 5,908,445
     shares............................................         59          59
   Class C (nonvoting and convertible):
    2,000,000 shares authorized; issued 9/00--161,978
     shares; 9/99--165,936 shares......................          2           2
  Capital in excess of par value.......................    283,544     266,737
  Retained earnings (accumulated deficit)..............      4,382     (94,632)
  Cost of common stock in treasury.....................     (6,220)     (6,220)
  Note receivable from ESOP............................        --         (186)
                                                        ----------  ----------
                                                           282,294     166,277
                                                        ----------  ----------
                                                        $2,458,567  $2,060,599
                                                        ==========  ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                              Fiscal year ended September 30,
                                             -----------------------------------
                                                2000         1999        1998
                                             -----------  ----------  ----------
Operating revenue..........................  $11,609,995  $9,760,083  $9,373,482
Bulk deliveries to customer warehouses.....       35,026      47,280     129,555
                                             -----------  ----------  ----------
Total revenue..............................   11,645,021   9,807,363   9,503,037
Operating cost of goods sold...............   11,090,414   9,287,018   8,911,585
Cost of goods sold--bulk deliveries........       35,026      47,280     129,555
                                             -----------  ----------  ----------
Total cost of goods sold...................   11,125,440   9,334,298   9,041,140
                                             -----------  ----------  ----------
Gross profit...............................      519,581     473,065     461,897
Selling and administrative.................      303,038     281,798     279,392
Depreciation...............................       14,129      15,387      14,810
Amortization...............................        1,980       1,986       2,075
Merger costs...............................          --        3,162      18,406
Facility consolidations and employee
 severance.................................       (1,123)     11,730       8,283
                                             -----------  ----------  ----------
Operating income...........................      201,557     159,002     138,931
Interest expense...........................       41,857      39,356      50,363
Interest expense--adjustment of common
 stock put warrant to fair value...........          --          334       7,816
                                             -----------  ----------  ----------
Income before taxes and extraordinary
 items.....................................      159,700     119,312      80,752
Taxes on income............................       60,686      48,397      34,722
                                             -----------  ----------  ----------
Income before extraordinary items..........       99,014      70,915      46,030
Extraordinary items--early retirement of
 debt, net of income tax benefits..........          --        3,449         --
                                             -----------  ----------  ----------
Net income.................................  $    99,014  $   67,466  $   46,030
                                             ===========  ==========  ==========
Earnings per share:
  Income before extraordinary items........  $      1.92  $     1.40  $      .92
  Extraordinary items......................          --         (.07)        --
                                             -----------  ----------  ----------
    Net income.............................  $      1.92  $     1.33  $      .92
                                             ===========  ==========  ==========
Earnings per share--assuming dilution:
  Income before extraordinary items........  $      1.90  $     1.38  $      .91
  Extraordinary items......................          --         (.07)        --
                                             -----------  ----------  ----------
    Net income.............................  $      1.90  $     1.31  $      .91
                                             ===========  ==========  ==========
Weighted average common shares outstanding:
  Basic....................................       51,552      50,698      49,877
  Assuming dilution........................       52,020      51,683      50,713

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY

                                 (in thousands)

                                                            (Accumulated Cost of
                              Common Stock       Capital in   Deficit)    Common
                         ----------------------- Excess of    Retained   Stock in  ESOP Note
                         Class A Class B Class C Par Value    Earnings   Treasury  Receivable  Total
                         ------- ------- ------- ---------- ------------ --------  ---------- --------
September 30, 1997......  $384    $188     $ 4    $234,083   $(208,128)  $(7,173)    $(477)   $ 18,881
 Net income.............                                        46,030                          46,030
 Stock conversions......    76     (74)     (2)                                                    --
 Exercise of stock
  options...............     6                       6,676                                       6,682
 Tax benefit from
  exercise of stock
  options...............                             3,797                                       3,797
 Collections on ESOP
  note..................                                                               145         145
 Purchases of treasury
  stock.................                                                    (180)                 (180)
                          ----    ----     ---    --------   ---------   -------     -----    --------
September 30, 1998......   466     114       2     244,556    (162,098)   (7,353)     (332)     75,355
 Net income.............                                        67,466                          67,466
 Stock conversions......    55     (55)                                                            --
 Exercise of stock
  options...............     5                       8,901                    75                 8,981
 Tax benefit from
  exercise of stock
  options...............                             4,058                                       4,058
 Collections on ESOP
  note..................                                                               146         146
 Purchases of treasury
  stock.................                                                    (449)                 (449)
 Exercise of common
  stock put warrant.....                            10,262                   458                10,720
 Retirement of treasury
  stock.................    (9)                     (1,040)                1,049                   --
                          ----    ----     ---    --------   ---------   -------     -----    --------
September 30, 1999......   517      59       2     266,737     (94,632)   (6,220)     (186)    166,277
 Net income.............                                        99,014                          99,014
 Exercise of stock
  options...............    10                      11,914                                      11,924
 Tax benefit from
  exercise of stock
  options...............                             4,893                                       4,893
 Collections on ESOP
  note..................                                                               186         186
                          ----    ----     ---    --------   ---------   -------     -----    --------
September 30, 2000......  $527    $ 59     $ 2    $283,544   $   4,382   $(6,220)    $ --     $282,294
                          ====    ====     ===    ========   =========   =======     =====    ========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                            Fiscal year ended September 30,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
OPERATING ACTIVITIES
  Net income............................  $    99,014  $    67,466  $    46,030
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation........................       14,129       15,387       14,810
    Amortization, including deferred
     financing costs....................        3,291        4,457        4,716
    Adjustment of common stock put
     warrant to fair value..............          --           334        7,816
    Provision for loss on accounts
     receivable.........................       10,274        6,956        9,990
    Loss (gain) on disposal of property
     and equipment......................           66          320         (197)
    Provision for deferred income taxes.       25,824       11,283       19,451
    Loss on early retirement of debt....          --         3,557          --
    Write-downs of assets...............          --         6,400        2,168
    Changes in operating assets and
     liabilities, excluding the effects
     of acquisitions:
      Restricted cash...................          --        41,833      (26,323)
      Accounts and notes receivable.....      (23,811)    (111,744)      72,001
      Merchandise inventories...........     (327,351)    (289,143)     133,571
      Prepaid expenses and other........       (1,323)      (1,049)       5,244
      Accounts payable, accrued
       expenses, and income taxes.......      415,961      246,289     (168,000)
      Miscellaneous.....................          506          654         (361)
                                          -----------  -----------  -----------
NET CASH PROVIDED BY OPERATING
 ACTIVITIES.............................      216,580        3,000      120,916

INVESTING ACTIVITIES
  Capital expenditures..................      (16,619)     (15,793)     (12,101)
  Cost of companies acquired............       (3,032)         --       (29,097)
  Purchase of equity interests in
   businesses...........................       (3,660)      (3,570)         --
  Collections on ESOP note receivable...          186          146          145
  Proceeds from sales of property and
   equipment............................        1,636        2,436        2,455
                                          -----------  -----------  -----------
NET CASH USED IN INVESTING ACTIVITIES...      (21,489)     (16,781)     (38,598)
FINANCING ACTIVITIES
  Long-term debt borrowings.............    1,303,131    2,373,656    2,433,210
  Long-term debt repayments.............   (1,448,583)  (2,356,807)  (2,531,954)
  Deferred financing costs and other....         (242)        (614)      (1,645)
  Purchases of treasury stock...........          --          (449)        (180)
  Exercise of stock options and warrant.       11,924        8,981        6,682
                                          -----------  -----------  -----------
NET CASH (USED IN) PROVIDED BY FINANCING
 ACTIVITIES.............................     (133,770)      24,767      (93,887)
                                          -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................       61,321       10,986      (11,569)
Cash and cash equivalents at beginning
 of year................................       59,497       48,511       60,080
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR...................................  $   120,818  $    59,497  $    48,511
                                          ===========  ===========  ===========


                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000

Note 1--Summary of Significant Accounting Policies

 Basis of Presentation

  The accompanying consolidated financial statements include the accounts of AmeriSource Health Corporation and its wholly-owned subsidiaries (the "Company") as of the dates and for the fiscal years indicated. All intercompany transactions and balances have been eliminated in consolidation.

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual amounts could differ from these estimated amounts.

 Business

  The Company is a wholesale distributor of pharmaceuticals and related health care products within the United States.

 Business Combinations

  Business combinations accounted for under the purchase method of accounting include the results of operations of the acquired business from the dates of acquisition. Net assets of the companies acquired are recorded at their fair value to the Company at the date of acquisition (see Note 2).

  For business combinations accounted for under the pooling-of-interests method of accounting, the assets, liabilities and stockholders' equity of the acquired entities are combined with the Company's respective accounts at recorded values (see Note 2).

 Cash Equivalents

  The Company classifies highly liquid investments with maturities of three months or less at date of purchase as cash equivalents.

 Concentrations of Credit Risk

  The Company sells its merchandise inventories to a large number of customers in the health care industry, including independent community pharmacies, chain drugstores, health systems and other acute-care facilities, and, alternate site facilities, including mail order facilities, clinics, nursing homes, and other non-acute care facilities. The Company's trade accounts receivable are exposed to credit risk, but the risk is limited due to the diversity of the customer base and the customer base's wide geographic dispersion. The Company performs ongoing credit evaluations of its customers' financial condition. The Company maintains reserves for potential bad debt losses and such bad debt losses have been within the Company's expectations. For fiscal 2000, 1999 and 1998, the Veterans Administration represented approximately 19%, 17% and 13%, respectively, of operating revenue. No other single customer accounts for more than 10% of the Company's operating revenue; however, the loss of any significant customer, including the Veterans Administration, could have a material effect on the Company.

  The Company maintains cash balances at several large creditworthy banks located in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company does not believe there is significant credit risk related to its cash balances.

 Merchandise Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method, which results in a matching of current costs and revenues. If the first-in, first-out (FIFO) method of

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 1--Summary of Significant Accounting Policies--(continued)

valuation had been used for determining costs, inventories would have been approximately $98.7 million and $98.9 million higher than the amounts reported at September 30, 2000 and 1999, respectively.

 Property and Equipment

  Property and equipment are stated at cost and depreciated on the straight-line method over the estimated useful lives of the assets which range from three to 40 years.

 Revenue Recognition

  The Company recognizes revenue when products are delivered to customers. The Company also acts as an intermediary in the bulk shipment of pharmaceuticals from manufacturers to customers' warehouses. These bulk deliveries are included in total revenue.

 Shipping and Handling Costs

  Shipping and handling costs include all costs to warehouse, pick, pack and deliver inventory to customers. These costs, which were $143.7 million, $134.1 million and $138.8 million for the fiscal years ended September 30, 2000, 1999 and 1998, respectively, are included in selling and administrative expenses.

 Stock-Based Compensation

  The Company follows Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock-based compensation (see Note 8).

 Employee Stock Ownership Plan

  The Company follows Statement of Position 76-3, "Accounting Practices for Certain Employee Stock Ownership Plans," issued by the American Institute of Certified Public Accountants in accounting for its employee stock ownership plan. Amounts contributed or committed to be contributed to the employee stock ownership plan with respect to a given year are charged to expense. The compensation and interest elements of the contribution are separately reported (see Note 7).

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

 Recently Issued Financial Accounting Standards

  In fiscal 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in fiscal 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 1--Summary of Significant Accounting Policies--(continued)

Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. The provisions of SFAS No. 133 are effective for fiscal years beginning after June 15, 2000. Adoption of this statement will not currently have any impact on the consolidated financial statements or related disclosures.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which requires adoption during the fourth quarter of fiscal 2001. At this time, the Company does not anticipate that the adoption of SAB 101 will have a material impact on the consolidated financial statements. The Company will continue to analyze the impact of SAB 101, including any amendments or further interpretations, until the time of adoption.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125 which the Company currently follows to account for its receivables securitization facility. The accounting requirements of this statement are effective for transfers occurring after March 31, 2001. Adoption of this statement is not expected to impact the Company's treatment of its receivable securitization facility as a financing transaction and any effect is expected to be limited to the form and content of its disclosures.

Note 2--Acquisitions

  On July 8, 1999, the Company acquired C.D. Smith Healthcare, Inc. ("C.D. Smith"). Based in St. Joseph, Missouri, C.D. Smith was the seventh largest wholesale pharmaceutical distributor with annual operating revenue of approximately $800 million. Shareholders of C.D. Smith received a fixed exchange of approximately 2.44 million shares of the Company's common stock and .25 million common stock options for all of the outstanding common stock and common stock options of C.D. Smith. The Company assumed $78 million in long-term debt for a total transaction value of approximately $147 million based on the Company's closing stock price on July 8, 1999. The business combination was accounted for under the pooling-of-interests method of accounting and, accordingly, the accompanying financial statements and footnotes include the operations of C.D. Smith for all periods presented. For the fiscal years ended September 30, 1999 (through the date of the acquisition), and 1998, C.D. Smith's revenues were approximately $621.5 million and $834.2 million, respectively. For the fiscal years ended September 30, 1999 (through the date of the acquisition), and 1998, C.D. Smith's net income (loss) was approximately $1.6 million and $(4.5) million, respectively.

  On October 3, 1997, C.D. Smith acquired General Drug Companies ("General Drug"), for $28.0 million in cash. General Drug was a wholesale pharmaceutical distributor based in Chicago, Illinois and Boston, Massachusetts, which had annual revenues of approximately $370 million. The transaction was accounted for using the purchase method. The excess of the purchase price, over the fair market value of the net assets acquired amounted to $25.8 million, of which $12.0 million was allocated to customer lists and $13.8 million was allocated to goodwill. Goodwill is being amortized over 40 years and customer lists are being amortized over 20 years on a straight-line basis. Both goodwill and customer lists are included in other assets, net of the write-down of goodwill discussed in Note 10.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 3--Taxes on Income

  The income tax provision is as follows (in thousands):

                                               Fiscal year ended September 30,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
   Current provision:
     Federal.................................. $   30,110 $   34,108 $   14,253
     State and local..........................      4,752      3,006      1,018
                                               ---------- ---------- ----------
                                                   34,862     37,114     15,271
   Deferred provision:
     Federal..................................     22,655      8,106     15,538
     State and local..........................      3,169      3,177      3,913
                                               ---------- ---------- ----------
                                                   25,824     11,283     19,451
                                               ---------- ---------- ----------
   Provision for income taxes................. $   60,686 $   48,397 $   34,722
                                               ========== ========== ==========
  A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                               Fiscal year ended September 30,
                                               --------------------------------
                                                  2000       1999       1998
                                               ---------- ---------- ----------
   Statutory federal income tax rate..........      35.0%      35.0%      35.0%
   State and local income tax rate, net of
    federal tax benefit.......................       3.2        3.4        4.0
   Tax effect of goodwill write-down..........        --        1.7         --
   Tax effect of warrant accretion............        --         .1        3.3
   Other......................................       (.2)        .4         .7
                                               ---------- ---------- ----------
   Effective income tax rate..................      38.0%      40.6%      43.0%
                                               ========== ========== ==========

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 3--Taxes on Income--(continued)

  Deferred income taxes reflect the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts. Significant components of the Company's deferred tax liabilities (assets) are as follows (in thousands):

                                                               September 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Inventory................................................ $136,163  $117,251
   Fixed assets.............................................    5,954     5,674
   Other....................................................      730       945
                                                             --------  --------
     Gross deferred tax liabilities.........................  142,847   123,870
                                                             --------  --------
   Net operating losses and tax credit carryovers...........  (12,061)  (22,239)
   Allowance for doubtful accounts..........................  (13,180)  (10,290)
   Accrued expenses.........................................   (1,372)   (1,694)
   Other postretirement benefits............................     (546)     (541)
   Other....................................................   (6,998)   (9,595)
                                                             --------  --------
     Gross deferred tax assets..............................  (34,157)  (44,359)
   Valuation allowance for deferred tax assets..............      122     1,122
                                                             --------  --------
   Net deferred tax liabilities............................. $108,812  $ 80,633
                                                             ========  ========

  In fiscal 2000, 1999, and 1998, tax benefits of $4.9 million, $4.1 million, and $3.8 million, respectively, related to the exercise of employee stock options were recorded as capital in excess of par value.

  As of September 30, 2000, the Company has $1.8 million of potential tax benefits from state net operating losses expiring in 3 to 13 years. As of September 30, 2000, the Company had $10.3 million of alternative minimum tax credit carryforwards.

  Income tax payments amounted to $26.5 million, $17.0 million, and $17.4 million in the fiscal years ended September 30, 2000, 1999, and 1998, respectively.

Note 4--Long-Term Debt

 Receivables Securitization Financing

  Effective May 14, 1999, the Company, through a consolidated wholly-owned special-purpose entity, established a new receivables securitization facility, which provided the Company with up to $325 million in available credit. During the third quarter of fiscal 2000, the Company amended its receivables securitization facility to provide an additional $75 million of borrowing capacity, increasing total commitments under this facility to $400 million (the "Securitization Facility"). In connection with the Securitization Facility, the Company sells on a revolving basis certain accounts receivables to the special purpose entity which in turn sells a percentage ownership interest in the receivables to a commercial paper conduit sponsored by a financial institution. The Company was retained as servicer of the sold accounts receivables. The Securitization Facility has an expiration date of May 2003. Interest is at a rate at which funds are obtained by the financial institution to fund the receivables (short-term commercial paper rates) plus a program fee of 38.5 basis points (7.0% at September 30, 2000). The Company is required to pay a commitment fee of 25 basis points on any unused credit in excess of $25 million under the facility. Fees of $0.9 million incurred to establish and amend the

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 4--Long-Term Debt--(continued)

Securitization Facility were deferred and are being amortized on a straight-line basis over the term of the Securitization Facility. The transaction does not qualify as a "sale" in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and, accordingly, the Company accounts for the Securitization Facility as a financing transaction in its consolidated financial statements.

  Proceeds from the Securitization Facility were used to extinguish the Company's prior receivables securitization financing ("Receivables Program") in the fourth quarter of fiscal 1999 and resulted in an extraordinary charge of $0.7 million (net of a $0.4 million tax benefit) related to the write-off of unamortized deferred financing fees. The Receivables Program bore interest at rates ranging from LIBOR plus .2% to the federal funds rate plus 1%. Transactions under this program also did not qualify as sales under SFAS No. 125 and, accordingly, the Company accounted for the Receivables Program as a financing transaction.

 Revolving Credit Facility

  In January 1997, the Company entered into a revolving credit agreement (the "Credit Agreement") with a syndicate of senior lenders providing a senior secured facility of $500 million. Among other things, the Credit Agreement:
(1) is for a term of five years, expiring in January 2002; (2) provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios; (3) provides for the release of security upon the attainment of certain financial ratios or once the Company achieves investment grade senior, unsecured debt ratings from two credit rating agencies; (4) provides for a borrowing base of 70% of eligible inventory; and (5) provides higher limits for possible acquisitions. In connection with the Credit Agreement, the Company incurred approximately $3.0 million of financing fees which have been deferred and are being amortized on a straight-line basis over the five-year term of the Credit Agreement.

  Revolving loans made under the Credit Agreement may be prepaid during its term without premium and may subsequently be reborrowed. Commitments under the Credit Agreement may be permanently reduced in full or in part at any time at the option of the Company upon prior written notice.

  Borrowings under the Credit Agreement bear interest at the rate of LIBOR plus an applicable margin (.50% at September 30, 2000) or the applicable prime rate. Interest on loans under the Credit Agreement is payable quarterly. At September 30, 2000, the $20.0 million outstanding under the Credit Agreement bore interest at the rate of 7.3% per annum. Under the terms of the Credit Agreement, the Company granted the senior lenders a perfected first priority security interest in the Company's inventory for collateral against borrowings under the Credit Agreement. The Company is required to pay a commitment fee on the unused portion of the commitment under the Credit Agreement (.175% per annum at September 30, 2000) plus an annual administration fee.

  As discussed in Note 2, the Company acquired C.D. Smith in July 1999, and assumed $78 million in long-term debt. The assumed long-term debt was immediately extinguished with funds provided by the Company's revolving credit facility, resulting in an extraordinary charge in the fourth quarter of fiscal 1999 of approximately $2.8 million (net of a $1.6 million tax benefit) related to prepayment penalties, the write-off of unamortized original issue discount and the write-off of unamortized deferred financing fees.

 Other Debt

  In connection with its General Drug acquisition in October 1997, C.D. Smith issued a subordinated note due and payable October 3, 2004 in the principal amount of $12.0 million with a detachable common stock put warrant (see Note
5) to an investment group. This note was extinguished in July 1999 when C.D. Smith merged

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 4--Long-Term Debt--(continued)

with the Company as discussed above. Interest on the note of 12% per annum was payable quarterly and principal installments of $1.8 million were made in fiscal 1999. The estimated fair value of the warrant at the date of issue in October 1997 was $2.6 million and was recorded as a discount on the subordinated debt. The discount was being amortized to interest expense over the seven-year term using the interest method. At September 30, 2000, other debt of $8.2 million primarily related to a mortgage note on a distribution facility.

  The Company enters into interest-rate protection agreements from time to time to hedge the exposure to increasing interest rates with respect to its long-term debt. The Company provides protection to meet actual interest rate exposure and does not speculate in derivatives. The Company was required by its Credit Agreement to maintain interest rate protection on a minimum of $112.5 million of its long-term debt through January 1999. The Company entered into two-year interest rate cap agreements which expired in May 1999 which specified that the 3-month LIBOR base rate would not be greater than 7.50% with respect to $115 million of borrowings under the Credit Agreement. The interest rate caps under these agreements exceeded the market rates at the time they were entered into and their cost was included in interest expense ratably over the life of the agreement. During the term of the interest rate cap agreements, the 3-month LIBOR rate did not exceed 7.5%. There were no such agreements outstanding at September 30, 2000.

  The indentures governing the Securitization Facility and the Credit Agreement contain restrictions and covenants which include limitations on incurrence of additional indebtedness, restrictions on distributions and dividends to stockholders, the repurchase of stock and the making of certain other restricted payments, the issuance of preferred stock, the creation of certain liens, transactions with subsidiaries and other affiliates, and certain corporate acts such as mergers, consolidations, and the sale of substantially all assets. Additional covenants require compliance with financial tests, including leverage, fixed charge coverage, and maintenance of minimum net worth.

  Interest paid on the above indebtedness during the fiscal years ended September 30, 2000, 1999, and 1998 was $40.5 million, $39.0 million, and $51.7 million, respectively.

  Total amortization of financing fees and expenses (included in interest expense) for the fiscal years ended September 30, 2000, 1999, and 1998 was $1.3 million, $2.4 million, and $2.6 million, respectively.

  As of September 30, 2000, the Company's revolving credit facility and receivables securitization financing had fair values that approximated their carrying amounts.

Note 5--Common Stock Put Warrant

  The detachable common stock put warrant to purchase 415,267 shares of common stock issued in connection with C.D. Smith's acquisition of General Drug in October 1997, was exercised in July 1999 immediately prior to the Company's acquisition of C.D. Smith. The exercise price was nominal and the fair value of the put warrant of $10.3 million was credited to capital in excess of par value. Prior to its exercise, the fair value of this put warrant was presented as a liability in the accompanying consolidated balance sheet as a result of the holder's option to require settlement in cash. The Company recorded $0.3 million and $7.8 million in interest expense for the fiscal years ended September 30, 1999 and 1998, respectively, to adjust the common stock put warrant to its estimated fair value based on the implied value of C.D. Smith prior to its acquisition by the Company.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 6--Stockholders' Equity

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

  The following table (in thousands) is a reconciliation of the numerator and denominator of the computation of earnings per share and earnings per share-- assuming dilution.

                                                           Fiscal year ended
                                                             September 30,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
Net income............................................. $99,014 $67,466 $46,030
Effect of dilutive warrant.............................     --      334     --
                                                        ------- ------- -------
Net income--assuming dilution.......................... $99,014 $67,800 $46,030
                                                        ======= ======= =======
Weighted average common shares outstanding.............  51,552  50,698  49,877
Effect of dilutive securities:
  Options to purchase common stock.....................     468     666     836
  Common stock put warrant.............................     --      319     --
                                                        ------- ------- -------
Weighted average common shares outstanding--assuming
 dilution..............................................  52,020  51,683  50,713
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

  The following table sets forth (in thousands) a reconciliation of the changes in the Company-sponsored defined benefit pension plans:

                                                            Fiscal year ended
                                                              September 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Change in Benefit Obligations:
   Benefit obligation at beginning of year................. $ 58,948  $ 56,714
   Service cost............................................    3,802     4,089
   Interest cost...........................................    4,584     3,955
   Amendments..............................................      --        125
   Actuarial gains.........................................     (266)   (3,489)
   Benefit payments........................................   (4,801)   (2,446)
                                                            --------  --------
   Benefit obligation at end of year....................... $ 62,267  $ 58,948
                                                            ========  ========
   Change in Plan Assets:
   Fair value of plan assets at beginning of year.......... $ 48,582  $ 43,809
   Actual return on plan assets............................    2,532     3,434
   Employer contributions..................................    5,701     4,415
   Expenses................................................     (465)     (630)
   Benefit payments........................................   (4,801)   (2,446)
                                                            --------  --------
   Fair value of plan assets at end of year................ $ 51,549  $ 48,582
                                                            ========  ========

   Funded Status........................................... $(10,718) $(10,366)
   Unrecognized net actuarial loss.........................    9,748     7,597
   Unrecognized net obligation.............................      --       (144)
   Unrecognized prior service cost.........................    2,294     2,671
                                                            --------  --------
   Net amount recognized................................... $  1,324  $   (242)
                                                            ========  ========
   Amounts recognized in the balance sheets consist of:
     Prepaid benefit cost.................................. $  2,224  $  1,018
     Accrued benefit liability.............................   (1,214)   (1,623)
     Intangible asset......................................      314       363
                                                            --------  --------
   Net amount recognized................................... $  1,324  $   (242)
                                                            ========  ========

  Assumptions used in computing the funded status of the plans were as follows:

                                                            2000   1999   1998
                                                            -----  -----  -----
   Discount rate...........................................  8.00%  7.75%  7.00%
   Rate of increase in compensation levels.................  6.50%  6.25%  5.50%
   Expected long-term rate of return on assets............. 10.00% 10.00% 10.00%

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 7--Pension and Other Benefit Plans--(continued)


  The following table provides components of net periodic benefit cost for the Company-sponsored defined benefit pension plans together with contributions charged to expense for multi-employer union-administered defined benefit pension plans that the Company participates in (in thousands):

                                                          Fiscal year ended
                                                            September 30,
                                                         ----------------------
                                                          2000    1999    1998
                                                         ------  ------  ------
   Components of net periodic benefit cost
   Service cost........................................  $3,948  $4,098  $3,159
   Interest cost on projected benefit obligation.......   4,584   3,955   3,661
   Expected return on plan assets......................  (5,130) (4,554) (3,939)
   Amortization of net asset...........................    (144)   (170)   (170)
   Amortization of prior service cost..................     377     371     369
   Recognized net actuarial loss.......................     499     699     420
                                                         ------  ------  ------
   Net periodic pension cost of defined benefit pension
    plan...............................................   4,134   4,399   3,500
   Net pension cost of multi-employer plans............     435     454     419
                                                         ------  ------  ------
     Total pension expense.............................  $4,569  $4,853  $3,919
                                                         ======  ======  ======

  Plan assets at September 30, 2000 are invested principally in listed stocks, corporate and government bonds, and cash equivalents. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were $4.6 million, $2.7 million, and $1.6 million, respectively, as of September 30, 2000 and $3.9 million, $3.0 million, and $1.4 million, respectively, as of September 30, 1999.

 Defined Contribution Plans

  The Company sponsors the Employee Investment Plan, a defined contribution 401(k) plan, which covers salaried and certain hourly employees. Eligible participants may contribute to the plan from 2% to 18% of their regular compensation before taxes. The Company matches the employee contributions up to a maximum of 6% of their regular compensation in an amount equal to 50% of the participants' contributions. An additional discretionary Company contribution in an amount not to exceed 50% of the participants' contributions may also be made depending upon the Company's performance. All contributions are invested at the direction of the employee in one or more funds. Employer contributions vest over a five-year period depending upon an employee's years of service. In addition, as a result of its acquisition of C.D. Smith, the Company assumed a defined contribution 401(k) plan which covered substantially all C.D. Smith employees with at least one year of service. Under the plan, employees could elect to contribute a percentage of their annual salary subject to Internal Revenue Code (IRC) maximum limitations. The plan provided for employer matching and discretionary contributions, the amounts of which were determined annually by the Board of Directors. During the 1999 plan year, the Company matched 50% of employee contributions up to 4% of qualified compensation. In fiscal 2000, the C.D. Smith 401(k) plan was merged into the Company's 401(k) plan. Costs of the defined contribution plans charged to expense for the fiscal years ended September 30, 2000, 1999, and 1998 amounted to $1.6 million, $1.4 million, and $2.0 million, respectively.

 Postretirement Benefit Obligations

  As a result of special termination benefit packages previously offered, the Company provides medical, dental, and life insurance benefits to a limited number of retirees and their dependents. These benefit plans

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 7--Pension and Other Benefit Plans--(continued)

are unfunded. The accumulated postretirement benefit obligation was $0.5 million as of September 30, 2000. The weighted average discount rate used in determining the accumulated postretirement benefit obligations was 7.5% at September 30, 2000 and 1999. The annual expense for such benefits is not material.

 Employee Stock Ownership Plan

  As a result of its acquisition of C.D. Smith, the Company assumed the C.D. Smith Healthcare, Inc. Employee Stock Ownership Plan ("ESOP"). The ESOP covered substantially all employees of C.D. Smith with over one year of service who were not associated with a collective bargaining unit. Under the ESOP, C.D. Smith initially obtained a term loan from an outside bank in 1991 and disbursed the proceeds to the ESOP in exchange for a note receivable for purposes of acquiring shares from the original shareholders. Shares held as collateral under the term loan were released each year in the proportion of principal and interest paid in the current year to the principal and interest remaining to be paid over the life of the loan. The Company was obligated to make annual contributions sufficient to enable the ESOP to repay the loan with interest at 0.5% below the prime rate. ESOP contributions totaling $0.2 million, $0.1 million, and $0.1 million for the years ended September 30, 1999, 1998, and 1997, respectively, were expensed. The loan and receivable were recorded in the Company's consolidated balance sheets as long-term debt and a reduction in shareholders' equity, respectively, as of September 30, 1999. In fiscal 2000, the loan was repaid in full and the ESOP, which held approximately 1.2 million shares of common stock in the Company on behalf of its participants, was merged into the Company's 401(k) plan.

Note 8--Stock Option Plans

  Effective October 1, 1996, the Company adopted the disclosure-only option under SFAS No. 123, "Accounting for Stock-Based Compensation." The Company continues to use the accounting method under APB Opinion No. 25 ("APB 25") and related interpretations for its employee stock options. Under APB 25, generally, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  During fiscal 1995, the Company adopted the AmeriSource Health Corporation 1995 Stock Option Plan (the "1995 Option Plan"), which provides for the granting of nonqualified stock options to acquire up to approximately 2.4 million shares of common stock to employees of the Company at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods are determined at the date of grant by a committee of the Board of Directors. Options expire six years after the date of grant unless an earlier expiration date is set at the time of grant. No further grants will be made from the 1995 Option Plan.

  During fiscal 1995, the Company also adopted the AmeriSource Health Corporation Non-Employee Directors Stock Option Plan (the "1995 Directors Plan"), which provides for the granting of stock options to the Company's non-employee directors. Under the 1995 Directors Plan, stock options are granted annually at the fair market value of the Company's common stock on the date of grant. The number of options so granted annually is fixed by the plan and the total number of shares to be issued under the 1995 Directors Plan may not exceed 100,000 shares. Such options become fully exercisable on the first anniversary of their respective grant, except for the options under the initial grant, which are fully exercisable on the third anniversary of the grant. No further grants will be made from the 1995 Directors Plan.

  During fiscal 1997, the Company adopted the 1996 Stock Option Plan (the "1996 Option Plan") and the 1996 Non-Employee Directors Stock Option Plan (the "1996 Directors Plan"). The 1996 Option Plan and the 1996 Directors Plan provide for the granting of nonqualified stock options to acquire up to 1,594,000 and

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 8--Stock Option Plans--(continued)

100,000 shares of common stock, respectively, to employees and non-employee directors at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods of the 1996 Option Plan are determined at the date of grant by a committee of the Board of Directors. The number of options to be granted annually under the 1996 Directors Plan are fixed by the plan and vest immediately. Options expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. No further grants will be made from the 1996 Option Plan or the 1996 Directors Plan.

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

  A summary of the Company's stock option activity for its option plans, and related information for the fiscal years ended September 30 follows.

                                   2000              1999              1998
                             ----------------- ----------------- -----------------
                                      Weighted          Weighted          Weighted
                                      Average           Average           Average
                             Options  Exercise Options  Exercise Options  Exercise
                              (000)    Price    (000)    Price    (000)    Price
                             -------  -------- -------  -------- -------  --------
Outstanding beginning of
 year.......................  3,578     $25     3,127     $19     2,888     $14
  Granted...................  1,128      13     1,174      37       947      29
  Exercised.................   (919)     13      (604)     15      (549)     12
  Forfeited.................   (153)     28      (119)     25      (159)     15
                             ------            ------            ------
Outstanding end of year.....  3,634      24     3,578     $25     3,127     $19
                             ======            ======            ======
Exercisable at end of year..  1,369     $24     1,534     $16     1,217     $12
Weighted average fair value
 of options granted during
 the year................... $ 6.67            $16.55            $12.16

  A summary of the status of options outstanding at September 30, 2000 follows:

                                                                   Exercisable
                                         Outstanding Options         Options
                                     --------------------------- ---------------
                                             Weighted
                                              Average   Weighted        Weighted
                                             Remaining  Average         Average
           Exercise Price            Number Contractual Exercise Number Exercise
               Range                 (000)     Life      Price   (000)   Price
           --------------            ------ ----------- -------- ------ --------
$1-$16.............................. 1,407    7 years     $12     432     $12
$18-$25.............................   440    6 years     $24     298     $24
$27-$46............................. 1,787    8 years     $34     639     $33

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 8--Stock Option Plans--(continued)

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

  The fair values for the Company's options were estimated at the date of the grant using a Black Scholes option pricing model with the following assumptions for the years ending September 30, 2000, 1999, and 1998; a risk-free interest rate ranging from 5.3% to 6.7%; no dividends; a volatility factor of the expected market price of the Company's common stock ranging from
 .392 to .509 and a weighted-average expected life of the options of 5 years.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' assumed vesting period. SFAS No. 123 requires only that the income effects of options granted since October 1, 1995 be included in the pro forma disclosures. Since a portion of the Company's stock options vest over several years and additional options may be granted each year, the pro forma effect on net income reported below is not representative of the effect of fair value stock option expense on future years' pro forma net income. The Company's pro forma information follows (in thousands, except per share data).

                                                          For the fiscal year
                                                          ended September 30,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
   Pro forma net income................................ $93,097 $62,392 $42,971
   Pro forma earnings per share:
     Basic............................................. $  1.81 $  1.23 $   .86
     Assuming dilution.................................    1.79    1.21     .85

Note 9--Leases

  At September 30, 2000, future minimum payments totaling $52.3 million under noncancelable operating leases with remaining terms of more than one fiscal year were due as follows: 2001--$12.7 million; 2002--$10.3 million; 2003--$7.2 million; 2004--$5.3 million; 2005--$4.2 million; and thereafter--$12.6 million. In the normal course of business, operating leases are generally renewed or replaced by other leases.

  Total rental expense was $17.7 million in fiscal 2000, $17.1 million in fiscal 1999, and $14.9 million in fiscal 1998.

Note 10--Facility Consolidations and Employee Severance

  During fiscal 2000, the Company closed one of C.D. Smith's pharmaceutical distribution facilities and completed the consolidation of C.D. Smith's pharmaceutical packaging business. In addition, the Company completed the conversion of the remaining two C.D. Smith facilities to a centralized system for data processing and other administrative services. A charge of $12.8 million was recognized in the fourth quarter of fiscal 1999 related to this effort, and included a $7.2 million write-down of goodwill and fixed assets related to the closed facility, $3.5 million of contract and lease cancellations and other costs primarily relating to the expected

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 10--Facility Consolidations and Employee Severance--(continued)

termination of a noncancelable supply contract, and $2.1 million of severance for approximately 90 warehouse and administrative peronnel to be terminated as a result of the facility consolidation and centralization. As of September 30, 2000, all of the restructuring efforts have been completed, except the final resolution of the non-cancelable supply contract, which was settled in November 2000 for the anticipated amount. Severance accruals of $0.5 million related to the fiscal 1999 charge were reversed into income during the third quarter of fiscal 2000 primarily reflecting the decision to retain a manager previously anticipated to be terminated.

  In the fourth quarter of fiscal 1998, the Company began to centralize its data processing, accounting and contract administration functions, reorganize its pharmaceutical distribution facilities into five regions, and consolidate two pharmaceutical distribution facilities. A charge of $8.3 million was recognized in the fourth quarter of fiscal 1998 related to these efforts and included severance of $3.3 million for approximately 350 administrative and warehouse personnel and asset write-downs and lease cancellation costs of $5.0 million. As of September 30, 2000, all of the Company's pharmaceutical distribution facilities have been converted to the centralized system and substantially all of the 350 positions have been eliminated. In the third quarter of fiscal 2000, the Company reversed restructuring accruals related to the fiscal 1998 charge of approximately $0.6 million representing severance not paid to employees because they either left the Company before receiving their benefits or took other positions within the Company. This $0.6 million reversal, combined with the $0.5 million reversal of the fiscal 1999 charge described above, is included in the facility consolidations and employee severance line in the statements of operations.

  The cost reduction initiatives referred to above resulted in the following charges for the fiscal years ended September 30 (in thousands):

                                                         2000     1999    1998
                                                        -------  ------- ------
   Write-downs of assets............................... $   --   $ 6,400 $2,168
   Severance...........................................  (1,123)   1,857  3,269
   Contract and lease cancellations and other..........     --     3,473  2,846
                                                        -------  ------- ------
                                                        $(1,123) $11,730 $8,283
                                                        =======  ======= ======

  Write-downs of assets in fiscal 1999 primarily relates to the write-off of goodwill pertaining to the consolidated facility as well as the estimated loss on the sale of the facility. Write-downs of assets in 1998 relate primarily to computer equipment to be abandoned as a result of the data processing centralization. The write-downs of assets were based on estimated salvage and market values of related facilities and equipment compared to carrying values. Computer and warehouse equipment were determined to have minimal salvage value based on Company estimates.

  Severance includes the termination of approximately 90 and 350 administrative and warehouse employees in fiscal 1999 and 1998, respectively. Substantially all of the positions have been eliminated as of September 30, 2000. Accrued severance of $0.1 million and $3.1 million, at September 30, 2000 and 1999, respectively, is included in accrued expenses and other.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 10--Facility Consolidations and Employee Severance--(continued)

  Contract and lease cancellations and other in fiscal 1999 relates primarily to the expected termination costs of a noncancelable supply contract arising from the C.D. Smith acquisition. The Company's obligation under this contract was settled in November 2000 for the anticipated amount. Contract and lease cancellations and other in fiscal 1998 relates primarily to noncancelable lease obligations remaining after the conversion dates for computer equipment to be abandoned as a result of the data processing centralization. Remaining contract and lease obligations of $3.0 million and $4.3 million are included in accrued expenses and other at September 30, 2000 and 1999, respectively.

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

  In 1998, the Company sued a former customer which refused to pay invoices, net of credit memos, totaling approximately $21 million for goods sold and delivered. The former customer filed counterclaims alleging it suffered damages as a result of certain performance problems affecting the Company. In January 2000, the Company settled all claims with the former customer. The terms of the confidential settlement agreement did not have any adverse effect on the Company's financial position or the results of operations.

  In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class-action antitrust lawsuits brought by retail pharmacies and alleging violations of various antitrust laws stemming from the use of chargeback agreements. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drugstores, both of which opted out of the class cases. The Company also was named a defendant in parallel suits filed in state courts in Minnesota, Alabama, Tennessee and Mississippi. The federal class actions were originally filed in the United States District Court for the Southern District of New York, but were transferred along with the individual and chain drugstore cases to the United States District Court for the Northern District of Illinois. Plaintiffs seek injunctive relief, treble damages, attorneys' fees and costs. In October 1994, the Company entered into a Judgment Sharing Agreement with the other wholesaler and pharmaceutical manufacturer defendants. Under the Judgment Sharing Agreement: (a) the manufacturer defendants agreed to reimburse the wholesaler defendants for litigation costs incurred up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company has released any claims which it might have had against the manufacturers for the claims presented by the plaintiffs in these lawsuits. Subsequent amendments to the Judgment Sharing Agreement have provided additional protection to the Company from litigation expenses in exchange for updated releases. The Judgment Sharing Agreement covers the federal court litigation as well as the cases which have been filed in various state courts.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 11--Legal Matters and Contingencies--(continued)

  After a ten-week trial in the federal class action case, the Court granted all of the defendants motions for a directed verdict and dismissed the claims the class plaintiffs had asserted against the Company and the other defendants. Plaintiffs in the class case then appealed the District Court's judgment to the Seventh Circuit Court of Appeals. On June 9, 1999, the Seventh Circuit affirmed the judgment the District Court entered in favor of the Company in the class case. Plaintiffs' petition for a writ of certiorari to the United States Supreme Court was denied.

  The state cases are proceeding. The Minnesota case settled without any payment or admission of liability by the Company. On November 29, 1999, the trial court in Alabama dismissed all of the claims asserted against the Company and the other wholesaler and manufacturer defendants in accordance with a ruling from the Alabama Supreme Court. The Mississippi and Tennessee cases remain pending, but are inactive.

  On or about October 2, 1997, a group of retail chain drugstores and individual pharmacies, both of which had opted out of the class cases, filed a motion with the United States District Court for the Northern District of Illinois seeking to add the Company and the other wholesale distributors as defendants in their cases against the manufacturer defendants, which cases are consolidated before the same judge who presides over the class case. This motion was granted and the Company and the other wholesale distributors have been added as defendants in those cases as well. As a result, the Company has been served with approximately 120 additional complaints on behalf of approximately 4,000 pharmacies and chain retailers. Discovery and motion practice is presently underway in all of these opt-out cases. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to vigorously defend itself in all of these cases.

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to take remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other liabilities in the accompanying consolidated balance sheet ($3.8 million at September 30, 2000), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

Note 12--Merger Costs

  In connection with its acquisition of C.D. Smith in the fourth quarter of fiscal 1999, the Company expensed merger-related costs of $3.2 million consisting primarily of investment banking, accounting, and legal fees.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 13--Quarterly Financial Information (Unaudited)

                           QUARTERLY FINANCIAL DATA
                     (in thousands, except per share data)

                                               Three months ended
                                ------------------------------------------------
                                December 31, March 31,   June 30,  September 30,
                                    1999        2000       2000        2000
                                ------------ ---------- ---------- -------------
Operating revenue.............   $2,828,754  $2,832,041 $2,921,424  $3,027,776
Bulk deliveries to customer
 warehouses...................       10,628      10,162     10,282       3,954
                                 ----------  ---------- ----------  ----------
Total revenue.................    2,839,382   2,842,203  2,931,706   3,031,730
Gross profit..................      119,927     131,406    129,630     138,618
Selling and administrative
 expenses, depreciation,
 amortization, merger costs
 and facility consolidations
 and employee severance.......       74,192      80,292     80,731      82,809
Operating income..............       45,735      51,114     48,899      55,809
Net income....................       21,599      24,299     25,120      27,996
Net income per share..........          .42         .47        .49         .54
Net income per share--assuming
 dilution.....................          .42         .47        .48         .53

In the third quarter of fiscal 2000, the Company reversed $1.1 million of severance and restructuring accruals related to the fiscal 1999 and 1998 charges, described in Note 10.

                                              Three months ended
                               ------------------------------------------------
                               December 31, March 31,   June 30,  September 30,
                                   1998        1999       1999        1999
                               ------------ ---------- ---------- -------------
Operating revenue.............  $2,362,648  $2,372,872 $2,455,797  $2,568,766
Bulk deliveries to customer
 warehouses...................      12,087      12,299     12,740      10,154
                                ----------  ---------- ----------  ----------
Total revenue.................   2,374,735   2,385,171  2,468,537   2,578,920
Gross profit..................     111,126     122,986    113,025     125,928
Selling and administrative
 expenses, depreciation,
 amortization, merger costs
 and facility consolidations
 and employee severance.......      71,462      76,506     71,558      94,537
Operating income..............      39,664      46,480     41,467      31,391
Income before extraordinary
 items........................      17,895      20,219     21,760      11,041
Extraordinary items--early
 retirement of debt...........         --          --         --       (3,449)
Net income....................      17,895      20,219     21,760       7,592
Earnings per share:
  Income before extraordinary
   items......................         .36         .40        .43         .22
  Extraordinary items.........         --          --         --         (.07)
    Net income................         .36         .40        .43         .15
Earnings per share--assuming
 dilution:
  Income before extraordinary
   items......................         .35         .39        .39         .21
  Extraordinary items.........         --          --         --         (.07)
    Net income................         .35         .39        .39         .15*

--------
* Difference due to rounding.

  In the fourth quarter of fiscal 1999, the Company incurred an $11.7 million charge to consolidate a facility and centralize administrative functions in connection with its acquisition of C.D. Smith (see Note 10). Additionally, the Company incurred $3.2 million of merger costs in connection with the acquisition (see Note 12).

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

Note 14--Subsequent Event

  In December 2000, the Company issued $300.0 million of Convertible Subordinated Notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into Class A Common Stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the notes that have not been previously converted. Net proceeds from the notes of approximately $290.9 million were used to repay existing borrowings, and for working capital and other general corporate purposes. In connection with the issuance of the notes, the Company incurred approximately $9.1 million of financing fees which will be deferred and amortized over the seven-year term of the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  (No response to this Item is required.)

                                   Part III

Item 10. Directors and Executive Officers of the Registrant.

  Information appearing under "Election of Directors" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the 2001 annual meeting of stockholders (the "2001 Proxy Statement") is incorporated herein by reference. The Company will file the 2001 Proxy Statement with the Commission pursuant to Regulation 14A within 120 days after the close of the fiscal year. Information regarding executive officers is set forth in Part I of this report.

Item 11. Executive Compensation.

  Information regarding executive compensation appearing under "Management," "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," "Report of the Compensation Committee of the Board of Directors," and "Stockholder Return Performance" in the 2001 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  Information regarding security ownership of certain beneficial owners and management appearing under "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

  Information appearing under "Certain Relationships and Transactions" in the 2001 Proxy Statement is incorporated herein by reference.

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1) and (2) List of Financial Statements and Schedules.

  Financial Statements: The following consolidated financial statements are submitted in response to Item 14(a)(1):

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................   17
Consolidated Balance Sheets as of September 30, 2000 and 1999.............   18
Consolidated Statements of Operations for the fiscal years ended September
 30, 2000, 1999 and 1998..................................................   20
Consolidated Statements of Changes in Stockholders' Equity for the fiscal
 years ended September 30, 2000, 1999 and 1998............................   21
Consolidated Statements of Cash Flows for the fiscal years ended September
 30, 2000, 1999 and 1998..................................................   22
Notes to Consolidated Financial Statements................................   23

  Financial Statement Schedules: The following financial statement schedules are submitted in response to Item 14(a)(2) and Item 14(d):

Schedule I--Condensed Financial Information of AmeriSource Health
         Corporation as of September 30, 2000 and 1999 and for the fiscal years ended September 30, 2000, 1999 and 1998.................... S-1
Schedule II--Valuation and Qualifying Accounts............................ S-4

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

  4.15   First Amendment, dated May 12, 2000, to the May 1999 Receivables
         Purchase Agreement.

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

 Exhibit
 Number                                Description
 -------                               -----------
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

 10.23 AmeriSource Health Corporation 1999 Stock Option Plan (incorporated by reference to Appendix B to Registrant's Proxy Statement dated February
         5, 1999 for the Annual Meeting of Stockholders held on March 3, 1999).

 21      Subsidiaries of the Registrant.

 23      Consent of Ernst & Young LLP.

 27      Financial Data Schedule for the year ended September 30, 2000.

 Exhibit
 Number    Description
 -------   -----------
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

                                         AmeriSource Health Corporation

                                                  /s/ George L. James III
Date: December 20, 2000                   By: _________________________________
                                                   (George L. James III)
                                                  Vice President and Chief
                                                     Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 18, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

                 Signature                                  Title
                 ---------                                  -----

            /s/ R. David Yost               Chairman and Chief Executive Officer
___________________________________________  (Principal Executive Officer)
              (R. David Yost)

         /s/ George L. James III            Vice President and Chief Financial
___________________________________________  Officer (Principal Financial Officer)
           (George L. James III)

        /s/ Michael D. DiCandilo            Vice President, Controller (Principal
___________________________________________  Accounting Officer)
          (Michael D. DiCandilo)

         /s/ Bruce C. Bruckmann             Director
___________________________________________
           (Bruce C. Bruckmann)

          /s/ Richard C. Gozon              Director
___________________________________________
            (Richard C. Gozon)

         /s/ Lawrence C. Karlson            Vice Chairman and Lead Director
___________________________________________
           (Lawrence C. Karlson)

          /s/ George H. Strong              Director
___________________________________________
            (George H. Strong)

        /s/ Edward E. Hagenlocker           Director
___________________________________________
          (Edward E. Hagenlocker)


                 Signature                                  Title
                 ---------                                  -----

        /s/ J. Lawrence Wilson              Director
___________________________________________
           (J. Lawrence Wilson)

         /s/ Barton J. Winokur              Director
___________________________________________
            (Barton J. Winokur)

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         AMERISOURCE HEALTH CORPORATION

                            CONDENSED BALANCE SHEETS
                 (dollars in thousands, except per share data)

                                                               September 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                           ASSETS
Cash........................................................ $    232  $     59
Receivable from AmeriSource Corporation.....................   55,329    43,728
Other assets................................................      169       119
Investment at equity in AmeriSource Corporation.............  226,681   122,472
                                                             --------  --------
                                                             $282,411  $166,378
                                                             ========  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued expenses............................................ $    117      $101
Stockholders' equity:
  Common Stock, $.01 par value
    Class A (voting and convertible):
     50,000,000 shares authorized; issued 9/00--52,660,813
      shares; 9/99--51,737,893 shares.......................      527       517
    Class B (nonvoting and convertible):
     15,000,000 shares authorized; issued 5,908,445 shares..       59        59
    Class C (nonvoting and convertible):
     2,000,000 shares authorized; issued 9/00--161,978
      shares; 9/99--165,936 shares..........................        2         2
  Capital in excess of par value............................  283,544   266,737
  Retained earnings (accumulated deficit)...................    4,382   (94,632)
  Cost of common stock in treasury..........................   (6,220)   (6,220)
  Note receivable from ESOP.................................       --      (186)
                                                             --------  --------
                                                              282,294   166,277
                                                             --------  --------
                                                             $282,411  $166,378
                                                             ========  ========


                  See notes to condensed financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                         AMERISOURCE HEALTH CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                          Fiscal Year Ended
                                                            September 30,
                                                       ------------------------
                                                        2000    1999     1998
                                                       ------- -------  -------
Equity in net income of subsidiary before
 extraordinary items.................................  $99,014 $70,915  $46,030
Extraordinary items--early retirement of debt, net of
 income tax benefits.................................      --   (3,449)     --
                                                       ------- -------  -------
 Net income..........................................  $99,014 $67,466  $46,030
                                                       ======= =======  =======
Earnings per share:
 Income before extraordinary items...................  $  1.92 $  1.40  $   .92
 Extraordinary items.................................      --     (.07)     --
                                                       ------- -------  -------
 Net income..........................................  $  1.92 $  1.33  $   .92
                                                       ======= =======  =======
Earnings per share--assuming dilution:
 Income before extraordinary items...................  $  1.90 $  1.38  $   .91
 Extraordinary items.................................      --     (.07)     --
                                                       ------- -------  -------
 Net income..........................................  $  1.90 $  1.31  $   .91
                                                       ======= =======  =======
Weighted average common shares outstanding:
 Basic...............................................   51,552  50,698   49,877
 Assuming dilution...................................   52,020  51,683   50,713

                                ---------------

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                      Fiscal Year Ended
                                                        September 30,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
OPERATING ACTIVITIES
 Net income...................................... $ 99,014   $67,466  $ 46,030
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
 Equity in net income of subsidiary..............  (99,014)  (70,915)  (46,030)
 Adjustment of common stock put warrant to fair
  value..........................................      --        334     7,816
 Changes in operating assets and liabilities:
   Receivable from AmeriSource Corporation.......  (11,601)   (4,436)   (2,888)
   Accrued expenses..............................       16      (257)       14
   Miscellaneous.................................       50       143        22
                                                  --------  --------  --------
  NET CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES....................................  (11,535)   (7,665)    4,964

FINANCING ACTIVITIES
 Exercise of stock options and warrant...........   11,924     8,981     6,682
 Purchases of treasury stock.....................      --       (449)     (180)
                                                  --------  --------  --------
  NET CASH PROVIDED BY FINANCING ACTIVITIES......   11,924     8,532     6,502

INVESTING ACTIVITIES
 Capital contribution, net.......................     (216)     (811)  (11,465)
                                                  --------  --------  --------
  NET CASH (USED IN) PROVIDED BY INVESTING
   ACTIVITIES....................................     (216)     (811)  (11,465)
                                                  --------  --------  --------
INCREASE IN CASH.................................      173        56         1
Cash at beginning of year........................       59         3         2
                                                  --------  --------  --------
CASH AT END OF YEAR.............................. $    232  $     59  $      3
                                                  ========  ========  ========

                  See notes to condensed financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
     SCHEDULE--I CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)

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

Note 2--Subsequent Event

  In December 2000, the Company issued $300.0 million of Convertible Subordinated Notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into Class A Common Stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the notes that have not been previously converted. Net proceeds from the notes of approximately $290.9 million were used to repay existing borrowings, and for working capital and other general corporate purposes. In connection with the issuance of the notes, the Company incurred approximately $9.1 million of financing fees which will be deferred and amortized over the seven-year term of the notes.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------
         Col. A             Col. B              Col. C              Col. D      Col. E
-----------------------------------------------------------------------------------------
                                              Additions
                                      -----------------------------------
                          Balance at  Charged to                              Balance at
                           Beginning   Costs and    Charged to   Deductions-    End of
      Description          of Period   Expenses   Other Accounts Describe (1)   Period
-----------------------------------------------------------------------------------------

AmeriSource Health
 Corporation and
 Subsidiaries
-------------------------------------------------
Year Ended September 30,
 2000
Allowance for dobtful
 accounts...............  $27,583,000 $10,274,000      $--        $3,351,000  $34,506,000
                          =========== ===========      ====       ==========  ===========
Year Ended September 30,
 1999
Allowance for doubtful
 accounts...............  $27,498,000 $ 6,956,000      $--        $6,871,000  $27,583,000
                          =========== ===========      ====       ==========  ===========
Year Ended September 30,
 1998
Allowance for doubtful
 accounts...............  $22,791,000 $ 9,990,000      $--        $5,283,000  $27,498,000
                          =========== ===========      ====       ==========  ===========

--------
(1) Accounts written off during year, net of recoveries.