Form 10-Q
period 2000-12-31
AMERISOURCE HEALTH CORP/DE
filed 2001-02-13
CIK 855042

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL QUARTER ENDED DECEMBER 31, 2000


            COMMISSION                   REGISTRANT, STATE OF INCORPORATION                 IRS EMPLOYER
-----------------------------------  -------------------------------------------  ---------------------------------
            FILE NUMBER                     ADDRESS AND TELEPHONE NUMBER                 IDENTIFICATION NO.
-----------------------------------  -------------------------------------------  ---------------------------------
            33-27835-01              AmeriSource Health Corporation                          23-2546940
                                     (a Delaware Corporation)
                                     1300 Morris Drive, Suite 100
                                     Chesterbrook, PA  19087
                                     (610) 727-7000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of December 31, 2000 was: Class A--52,410,318, Class B--8,446; Class C--159,956.

                                     INDEX

                         AMERISOURCE HEALTH CORPORATION

PART I.   FINANCIAL INFORMATION
 Item 1.      Financial Statements (unaudited)
              Consolidated balance sheets--December 31, 2000 and September 30, 2000

              Consolidated statements of operations--Three months ended December 31, 2000 and December 31, 1999

              Consolidated statements of cash flows--Three months ended December 31, 2000 and December 31, 1999

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

 Item 6.      Exhibits and Reports on Form 8-K

PART 1.   FINANCIAL INFORMATION

ITEM 1.   AMERISOURCE HEALTH CORPORATION FINANCIAL STATEMENTS (UNAUDITED)


                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                         DECEMBER 31,        SEPTEMBER 30,
                                                             2000                2000
                                                        -------------        -------------
                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents  ..........................     $  162,360          $  120,818
  Accounts receivable, less allowance for doubtful
    accounts: 12/00--$37,288; 9/00--$34,506  ..........        722,930             623,961
  Merchandise inventories  ............................      1,917,605           1,570,504
  Prepaid expenses and other  .........................          4,854               5,336
                                                            ----------          ----------

    Total current assets  .............................      2,807,749           2,320,619

Property and equipment, at cost:
  Land  ...............................................          3,832               3,832
  Buildings and improvements  .........................         37,965              37,478
  Machinery, equipment and other.......................        102,616              99,456
                                                            ----------          ----------
                                                               144,413             140,766
  Less accumulated depreciation  ......................         77,612              75,804
                                                            ----------          ----------
                                                                66,801              64,962
Other assets, less accumulated amortization:
 12/00--$12,161; 9/00--$11,747                                  81,207              72,986
                                                            ----------          ----------
                                                            $2,955,757          $2,458,567
                                                            ==========          ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           DECEMBER 31,          SEPTEMBER 30,
                                                              2000                    2000
                                                           ------------          -------------
                                                            (UNAUDITED)
Current liabilities:
  Accounts payable  ....................................       $1,755,469           $1,584,133
  Accrued expenses and other  ..........................           43,267               49,398
  Accrued income taxes  ................................           21,517               12,284
  Deferred income taxes  ...............................          107,953              105,654
                                                               ----------           ----------
     Total current liabilities  ........................        1,928,206            1,751,469

Long-term debt:
  Revolving credit facility  ...........................              --                20,000
  Receivables securitization financing  ................          385,000              385,000
  Convertible subordinated notes........................          300,000                  --
  Other debt  ..........................................            8,152                8,217
                                                               ----------           ----------
                                                                  693,152              413,217

Other liabilities  .....................................           11,626               11,587

Stockholders' equity:
  Common stock, $.01 par value:
    Class A (voting and convertible):
     100,000,000 shares authorized;
     issued 12/00--53,112,485 shares;
     9/00--52,660,813 shares  ..........................              531                  527
    Class B (non-voting and convertible):
     15,000,000 shares authorized;
     issued 5,908,445 shares............................               59                   59
    Class C (non-voting and convertible):
     2,000,000 shares authorized;
     issued 12/00--159,956 shares;
     9/00--161,978 shares  .............................                2                    2
  Capital in excess of par value  ......................          297,828              283,544
  Retained earnings.....................................           30,573                4,382
  Cost of common stock in treasury  ....................           (6,220)              (6,220)
                                                               ----------           ----------
                                                                  322,773              282,294
                                                               ----------           ----------
                                                               $2,955,757           $2,458,567
                                                               ==========           ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                         THREE MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                 -------------------------------------
                                                                                             (UNAUDITED)
                                                                                     2000                    1999
                                                                                 -------------           -------------

Operating revenue......................................................           $3,306,751              $2,828,754
Bulk deliveries to customer warehouses.................................                  444                  10,628
                                                                                  ----------              ----------
Total revenue..........................................................            3,307,195               2,839,382

Operating cost of goods sold...........................................            3,169,318               2,708,827
Cost of goods sold - bulk deliveries...................................                  444                  10,628
                                                                                  ----------              ----------
Total cost of goods sold...............................................            3,169,762               2,719,455
                                                                                  ----------              ----------

Gross profit...........................................................              137,433                 119,927

Selling and administrative expenses....................................               79,645                  70,245
Depreciation...........................................................                3,298                   3,399
Amortization...........................................................                  596                     548
                                                                                  ----------              ----------

Operating income.......................................................               53,894                  45,735

Equity in net loss of unconsolidated affiliate.........................                  774                     --

Interest expense.......................................................               10,876                  10,898
                                                                                  ----------              ----------

Income before taxes....................................................               42,244                  34,837
Taxes on income........................................................               16,053                  13,238
                                                                                  ----------              ----------

Net income.............................................................           $   26,191              $   21,599
                                                                                  ==========              ==========

Net income per share...................................................                 $.50                    $.42
                                                                                  ==========              ==========

Net income per share - assuming dilution...............................                 $.49                    $.42
                                                                                  ==========              ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED
                                                                                                 DECEMBER 31,
                                                                                   ------------------------------------
                                                                                               (UNAUDITED)
                                                                                          2000                 1999
                                                                                     --------------        ------------
OPERATING ACTIVITIES
 Net income  ...................................................................       $  26,191            $  21,599
 Adjustments to reconcile net income to net cash used in operating activities:
  Depreciation  ................................................................           3,298                3,399
  Amortization, including deferred financing costs  ............................           1,228                  754
  Provision for losses on accounts receivable  .................................           3,682                  703
  Equity in net loss of unconsolidated affiliate................................             774                  --
  (Gain) loss on disposal of property and equipment  ...........................            (124)                  78
  Deferred income taxes  .......................................................           3,130                5,156
  Changes in operating assets and liabilities:
    Accounts receivable  .......................................................        (103,620)             (88,560)
    Merchandise inventories  ...................................................        (347,101)            (199,714)
    Prepaid expenses and other  ................................................             186                 (819)
    Accounts payable, accrued expenses and income taxes  .......................         178,099               98,324
    Miscellaneous...............................................................             128               (1,727)
                                                                                 ---------------     ----------------

    NET CASH USED IN OPERATING ACTIVITIES  .....................................        (234,129)            (160,807)

INVESTING ACTIVITIES
 Capital expenditures  .........................................................          (5,443)              (3,889)
 Collections on ESOP note receivable............................................             --                    37
 Proceeds from sales of property and equipment  ................................             265                   40
                                                                                 ---------------     ----------------

    NET CASH USED IN INVESTING ACTIVITIES  .....................................          (5,178)              (3,812)

FINANCING ACTIVITIES
 Long-term debt borrowings  ....................................................         852,308              496,086
 Long-term debt repayments  ....................................................        (572,364)            (334,349)
 Deferred financing costs and other.............................................          (8,935)                (115)
 Exercise of stock options  ....................................................           9,840                  368
                                                                                 ---------------     ----------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES  .................................         280,849              161,990
                                                                                 ---------------     ----------------

Increase (decrease) in cash and cash equivalents  ..............................          41,542               (2,629)
Cash and cash equivalents at beginning of period  ..............................         120,818               59,497
                                                                                 ---------------     ----------------



CASH AND CASH EQUIVALENTS AT END OF PERIOD  ....................................       $ 162,360            $  56,868
                                                                                 ===============     ================


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

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of December 31, 2000, the results of operations for the three months ended December 31, 2000 and 1999 and the cash flows for the three months ended December 31, 2000 and 1999 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

  On or about October 2, 1997, a group of retail chain drugstores and individual pharmacies that had opted out of the class cases filed a motion with the United States District Court for the Northern District of Illinois seeking to add the Company and the other wholesale distributors as defendants in their cases against the manufacturer defendants, which cases are consolidated before the same judge who presides over the class cases. This motion was granted and the Company and the other wholesale distributors have been added as defendants in those cases as well. As a result, the Company was served with approximately 120 additional complaints on behalf of approximately 4,000 pharmacies and chain retailers. Following fact and expert discovery, the Company and the other wholesale distributors filed a joint motion for summary judgment. On November 6, 2000 the District Court granted the Company's motion for summary judgment as to the chain and individual pharmacies' claims. Plaintiffs have appealed that decision to the Seventh Circuit. The Company believes it has meritorious defenses to the claims asserted in these lawsuits and intends to defend itself vigorously in all of these cases.

  The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other liabilities in the accompanying consolidated balance sheet ($3.8 million at December 31, 2000), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulation. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

NOTE 3--EARNINGS PER SHARE

  Earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options. Additionally, the fiscal 2001 calculation considers the convertible subordinated notes as if converted and, therefore, the effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

                                                                            Three months ended
                                                                            December 31, 2000
                                                                     ------------------------------
                                                                         2000              1999
                                                                     ------------     -------------
Net income...........................................................     $26,191           $21,599
Interest expense - convertible subordinated notes, net of income
 taxes...............................................................         559               --
                                                                          -------       -----------
Income available to common stockholders..............................     $26,750           $21,599
                                                                          =======           =======


Weighted average number of shares
     of common stock outstanding.....................................      52,354            51,287
Effect of dilutive securities:
     Stock options...................................................         993               205
     Convertible subordinated notes..................................       1,231               --
                                                                          -------       -----------
Weighted average number of shares of common stock and
     dilutive potential common stock.................................      54,578            51,492
                                                                          =======           =======

NOTE 4 - LONG-TERM DEBT

  In December 2000, the Company issued $300.0 million of Convertible Subordinated Notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into Class A Common Stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the notes that have not been previously converted. Net proceeds from the notes of approximately $291.1 million were used to repay existing borrowings, and for working capital and other general corporate purposes. In connection with the issuance of the notes, the Company incurred approximately $8.9 million of financing fees which were deferred and are being amortized over the term of the notes.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Operating revenue for the three months ended December 31, 2000 increased 17% from the prior-year quarter to $3.3 billion. During the current-year quarter, sales to health systems increased 14%, sales to alternate site facilities increased 74%, sales to independent drugstore customers increased 2% and sales to the chain drugstore customer group increased 38% compared to the prior-year period. The increase in health systems revenue was primarily due to revenue growth with the Veterans Administration and the Novation group purchasing organization ("GPO"). Revenue from the Veterans Administration grew 20% over the prior-year quarter and accounted for 18% of total operating revenue in the three-month period ended December 31, 2000. During calendar 2000 members of the Novation GPO went through a distributor selection process and as a result of this process AmeriSource obtained a net gain of approximately $500 million in annualized revenue. During the first quarter of fiscal 2001, the Company realized approximately 70% to 80% of the estimated revenue impact and anticipates realizing 100% of the impact by the end of the second fiscal quarter. Alternate site revenue increased significantly due to the effect of a large mail-order customer which was added in the third fiscal quarter of last year and the addition of a number of new customers since the prior-year quarter. During the three months ended December 31, 2000, 53% of total operating revenue was from sales to institutional customers which include health systems (42%) and alternate site facilities (11%), and the remaining 47% was from retail customers, including independent community pharmacies (34%) and chain drugstores (13%). In the same period last year, the customer mix was 51% institutional and 49% retail.

The Company reports as revenue bulk shipments to customer warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. After ceasing to do business with the Company's largest bulk customer, revenue from bulk deliveries decreased to $0.4 million in the first quarter of fiscal 2001 compared to $10.6 million in the prior-year quarter. Due to the insignificant service fees generated from these bulk shipments, fluctuations in volume have no significant impact on operating margins.

Gross profit of $137.4 million in the first quarter of fiscal 2001 increased by 15% as compared to the prior year quarter due to the increase in operating revenue. As a percentage of operating revenue, the gross profit in the first quarter of fiscal 2001 was 4.16% as compared to 4.24% in the prior-year quarter. The decline in gross profit percentage in the quarter was primarily due to changes in the customer mix which included more lower-margin institutional business than in the prior year and continuing price competition within the pharmaceutical distribution industry. This decline was offset in part by higher buy-side profits which were lower in the prior-year quarter due to changes in manufacturer pricing practices in advance of year 2000. Gross profit may continue to be impacted by price competition, changes in customer and product mix, distribution center performance and manufacturer pricing policies. In addition, the Company's cost of goods sold for interim periods includes a LIFO provision that is based on the Company's estimated full-year provision. This provision is subject to changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Selling and administrative expenses and depreciation increased by $9.3 million or 13% in the first quarter of fiscal 2001 compared with the prior year quarter, and as a percentage of operating revenue, were 2.51% in fiscal 2001 and 2.60% in fiscal 2000. This improvement reflects the changing customer mix to more institutional business, which is lower gross margin business, but requires lower operating expense as a percentage of revenue to service. The improvements also reflect warehouse efficiencies and cost reductions related to the Company's centralization initiatives which were completed last year. These factors were offset in part by an increase in the bad debt provision to $3.7 million for the first quarter of fiscal 2001 compared to a $.7 million provision in the prior year quarter. The bad debt increase was primarily due to less than expected recoveries from a large customer in bankruptcy. While the Company does not believe that this higher bad debt expense is indicative of a trend, there can be no assurance that similar events will not occur and result in additional bad debt expense in the future.

Operating income of $53.9 million in the quarter ended December 31, 2000
increased by 18% from the prior-year period.   The Company's operating margin
for the quarter, increased slightly to 1.63% in fiscal 2001 from 1.62% in fiscal 2000.

Interest expense, was flat at $10.9 million, reflecting the net impact of lower average levels of debt, lower borrowing spreads and higher interest rates. In December 2000, the Company issued $300.0 million of fixed-rate convertible notes, which had a slight positive effect on interest expense for the quarter. Average borrowings during the quarter ended December 31, 2000 were $629 million as compared to average borrowings of $653 million in the prior-year quarter. Average borrowing rates under the Company's variable-rate debt facilities increased approximately 69 basis points from the prior-year quarter due to higher interest rates offset in part by lower borrowing spreads reflecting the Company's improved financial structure.

The income tax provision for the three months ended December 31, 2000, was computed based on an estimate of the full year effective tax rate.

Net income in the first quarter of fiscal 2001 increased 21% to $26.2 million from $21.6 million in the prior-year quarter and net income per share -- assuming dilution increased 17% to $0.49 per share as compared to $0.42 per share in the prior-year quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended December 31, 2000, the Company's operating activities used $234.1 million in cash as compared to $160.8 million used in the prior-year quarter. Cash use from operations during the first quarter of fiscal 2001 resulted from an increase in merchandise inventories of $347.1 million and an increase in accounts receivable of $103.6 million offset in part by an increase in accounts payable, accrued expenses and income taxes of $178.1 million. Merchandise inventories were increased to support the 17% operating revenue increase, including the new Novation business, anticipated other new accounts, seasonal needs and year-end buying opportunities in anticipation of manufacturer price increases. The increase in accounts receivable reflects the increase in operating revenue. The number of days sales outstanding during the quarter improved by more than two days over the prior-year quarter. Centralization of accounts payable processing and timing of vendor payments accounted for a 5% increase in days payables outstanding over the prior-year quarter. Operating cash uses during the three months ended December 31, 2000 included $10.3 million in interest payments and $0.1 million in income tax payments.

During the three-month period ended December 31, 1999, the Company's operating activities used $160.8 million of cash primarily due to increases in merchandise inventories of $199.7 million and accounts receivable of $88.6 million offset in part by an increase in accounts payable, accrued expenses and income taxes of $98.3 million. Merchandise inventories increased to support the increase in operating revenue as well as for seasonal buying opportunities in anticipation of manufacturer price increases and holiday shut downs. In addition, extra inventory was on hand at December 31, 1999 as insurance against potential Year 2000 supply problems. The accounts receivable increase in the quarter ended December 31, 1999, was primarily a result of the strong sales growth much of which occurred in mid to late December. Accounts payable, accrued expenses and income taxes increased due to timing issues and certain extended terms provided by vendors for Year 2000 related purchases.

Capital expenditures for the three months ended December 31, 2000 were $5.4 million and relate principally to investments in information technology, warehouse improvements, and warehouse automation equipment. Similar expenditures of approximately $18 million to $20 million are expected to occur in the next three quarters of fiscal 2001.

Cash provided by financing activities during the first quarter of fiscal 2001 was $280.8 million primarily due to $300.0 million of Convertible Subordinated Notes due December 1, 2007 which were issued by the Company in December 2000. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into Class A Common Stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. Net proceeds from the notes of approximately $291.1 million were used to repay existing borrowings, and for working capital and other general corporate purposes. At December 31, 2000, there were no borrowings under the Company's $500 million revolving credit facility and borrowings under the $400 million receivables program were $385.0 million. The revolving credit facility expires in January 2002 and provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. The receivables securitization facility was entered into in May 1999 and has a term of three years. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of lower interest rates relative to other financing sources. The Company securitizes its trade account and note receivables, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No. 125.

The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements from time to time to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposures and does not speculate in derivatives. There were no such agreements outstanding at December 31, 2000. For every $100 million of unhedged variable rate debt, a 75 basis point increase in interest rates would increase the Company's annual interest expense by $0.75 million.

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

The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at December 31, 2000), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation, however, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See discussion in Item 2. above.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  4.16 -- Indenture, dated as of December 12, 2000, among AmeriSource Health Corporation, as Issuer, AmeriSource Corporation, as Guarantor, and Bank One Trust Company, N.A., as Trustee for the 5% Convertible Subordinated Notes due December 15, 2007

  4.17 -- Purchase Agreement, dated as of December 6, 2000, among AmeriSource Health Corporation, the Purchasers, and AmeriSource Corporation, as Guarantor for the 5% Convertible Subordinated Notes due December 15, 2007

  4.18 -- Registration Rights Agreement, dated December 12, 2000, among AmeriSource Health Corporation, as Issuer, AmeriSource Corporation, as Guarantor, and the Purchasers for the 5% Convertible Subordinated Notes due December 15, 2007

  27.1 -- Financial Data Schedule for December 31, 2000

  (b) Reports on Form 8-K:

     Current Report on Form 8-K filed December 4, 2000, attaching press release announcing AmeriSource Plans to Issue Convertible Subordinated Notes and disclosing certain information which may be disclosed to prospective purchasers of convertible subordinated notes but which had not been previously publicly reported.

     Current Report on Form 8-K filed December 7, 2000, attaching press release announcing AmeriSource Prices $250 Million Convertible Subordinated Note Offering.

     Current Report on Form 8-K filed December 14, 2000, attaching press release announcing AmeriSource to Issue Additional $50 Million in Convertible Subordinated Note Offering.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                  Amerisource Health Corporation


                                    /s/ GEORGE L. JAMES III
                                  -----------------------------------
                                        GEORGE L. JAMES III
                              VICE PRESIDENT AND CHIEF FINANCIAL OFFICER
                                     (PRINCIPAL FINANCIAL OFFICER)


                                   /s/  MICHAEL D. DICANDILO
                                  -----------------------------------
                                        MICHAEL D. DICANDILO
                                     VICE PRESIDENT, CONTROLLER
                                    (PRINCIPAL ACCOUNTING OFFICER)

Date: February 13, 2001