Form 10-Q
period 2001-03-31
AMERISOURCE HEALTH CORP/DE
filed 2001-05-14
CIK 855042

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED MARCH 31, 2001


            COMMISSION                   REGISTRANT, STATE OF INCORPORATION                  IRS EMPLOYER
            ----------                   ----------------------------------                  ------------
            FILE NUMBER                    ADDRESS AND TELEPHONE NUMBER                   IDENTIFICATION NO.
            -----------                    ----------------------------                   ------------------
            33-27835-01                    AmeriSource Health Corporation                       23-2546940
                                           (a Delaware Corporation)
                                           1300 Morris Drive, Suite 100
                                           Chesterbrook, PA  19087
                                                (610) 727-7000

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of
March 31, 2001 was: Class A--52,655,648, Class B--8,446; Class C--159,768.

                                     INDEX

                        AMERISOURCE HEALTH CORPORATION

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)
          Consolidated balance sheets--March 31, 2001 and September 30, 2000
          Consolidated statements of operations--Three months ended March 31, 2001 and March 31, 2000
          Consolidated statements of operations--Six months ended March 31, 2001 and March 31, 2000
          Consolidated statements of cash flows--Six months ended March 31, 2001 and March 31, 2000
 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
 Item 3.  Quantitative and qualitative disclosures about market risk
PART II.  OTHER INFORMATION
 Item 6.  Exhibits and Reports on Form 8-K

PART 1.   FINANCIAL INFORMATION

ITEM 1.   Amerisource Health Corporation Financial Statements (Unaudited)


                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                    ASSETS

                                                            March 31,         September 30,
                                                               2001                2000
                                                            ----------          ----------
                                                            (unaudited)

Current assets:
  Cash and cash equivalents  ...........................    $  126,268          $  120,818
  Accounts receivable, less allowance for doubtful
    accounts: 3/01--$37,142; 9/00--$34,506  ............       676,654             623,961
  Merchandise inventories  .............................     1,820,202           1,570,504
  Prepaid expenses and other  ..........................         4,341               5,336
                                                            ----------          ----------
    Total current assets  ..............................     2,627,465           2,320,619

Property and equipment, at cost:
  Land  ...............................................          3,832               3,832
  Buildings and improvements  .........................         39,118              37,478
        Machinery, equipment and other.................        106,853              99,456
                                                            ----------          ----------
                                                               149,803             140,766
  Less accumulated depreciation  ......................         80,649              75,804
                                                            ----------          ----------
                                                                69,154              64,962
Other assets, less accumulated amortization:
                                                            ----------          ----------
 3/01--$7,492; 9/00--$11,747  .........................         87,791              72,986
                                                            ----------          ----------
                                                            $2,784,410          $2,458,567
                                                            ==========          ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                 (dollars in thousands, except per share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                March 31,          September 30,
                                                                  2001                 2000
                                                               ----------           ----------
                                                               (unaudited)
Current liabilities:
  Accounts payable  ......................................     $1,756,364           $1,584,133
  Accrued expenses and other  ............................         51,733               49,398
  Accrued income taxes  ..................................         11,257               12,284
  Deferred income taxes  .................................        118,472              105,654
                                                               ----------           ----------
     Total current liabilities  ..........................      1,937,826            1,751,469

Long-term debt:
  Revolving credit facility  .............................              -               20,000
  Receivables securitization financing  ..................        171,181              385,000
  Convertible subordinated notes..........................        300,000                    -
  Other debt  ............................................          2,432                8,217
                                                               ----------           ----------
                                                                  473,613              413,217

Other liabilities  .......................................          7,534               11,587

Stockholders' equity:
  Common stock, $.01 par value:
    Class A (voting and convertible):
     100,000,000 shares authorized;
     issued 3/01--53,361,565 shares;
     9/00--52,660,813 shares  ............................            533                  527
    Class B (non-voting and convertible):
     15,000,000 shares authorized;
     issued 5,908,445 shares  ............................             59                   59
    Class C (non-voting and convertible):
     2,000,000 shares authorized;
     issued 3/01--159,768 shares;
     9/00--161,978 shares  ...............................              2                    2
  Capital in excess of par value  ........................        308,974              283,544
  Retained earnings    ...................................         62,089                4,382
  Cost of common stock in treasury  ......................         (6,220)              (6,220)
                                                               ----------           ----------
                                                                  365,437              282,294
                                                               ----------           ----------
                                                               $2,784,410           $2,458,567
                                                               ==========           ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)



                                                                                          Three months ended
                                                                                               March 31,
                                                                                  ----------------------------------
                                                                                             (unaudited)
                                                                                     2001                    2000
                                                                                  ----------              ----------
Operating revenue......................................................           $3,480,685              $2,832,041
Bulk deliveries to customer warehouses.................................                  313                  10,162
                                                                                  ----------              ----------
Total revenue..........................................................            3,480,998               2,842,203

Operating cost of goods sold...........................................            3,329,516               2,700,635
Cost of goods sold - bulk deliveries...................................                  313                  10,162
                                                                                  ----------              ----------
Total cost of goods sold...............................................            3,329,829               2,710,797
                                                                                  ----------              ----------

Gross profit...........................................................              151,169                 131,406

Selling and administrative expenses....................................               82,462                  76,323
Depreciation...........................................................                3,680                   3,577
Amortization...........................................................                  601                     392
                                                                                  ----------              ----------

Operating income.......................................................               64,426                  51,114

Equity in net loss of unconsolidated affiliate.........................                1,801

Interest expense.......................................................               11,793                  11,922
                                                                                  ----------              ----------

Income before taxes....................................................               50,832                  39,192

Taxes on income........................................................               19,316                  14,893
                                                                                  ----------              ----------

Net income.............................................................           $   31,516              $   24,299
                                                                                  ==========              ==========

Earnings per share.....................................................                 $.60                    $.47
                                                                                  ==========              ==========

Earnings per share - assuming dilution.................................                 $.57                    $.47
                                                                                  ==========              ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)



                                                                                           Six months ended
                                                                                               March 31,
                                                                                  ----------------------------------
                                                                                             (unaudited)
                                                                                     2001                    2000
                                                                                  ----------              ----------
Operating revenue......................................................           $6,787,436              $5,660,795
Bulk deliveries to customer warehouses.................................                  757                  20,790
                                                                                  ----------              ----------
Total revenue..........................................................            6,788,193               5,681,585

Operating cost of goods sold...........................................            6,498,834               5,409,462
Cost of goods sold - bulk deliveries...................................                  757                  20,790
                                                                                  ----------              ----------
Total cost of goods sold...............................................            6,499,591               5,430,252
                                                                                  ----------              ----------

Gross profit...........................................................              288,602                 251,333

Selling and administrative expenses....................................              162,107                 146,568
Depreciation...........................................................                6,978                   6,976
Amortization...........................................................                1,197                     940
                                                                                  ----------              ----------

Operating income.......................................................              118,320                  96,849

Equity in net loss of unconsolidated affiliate.........................                2,575                       -

Interest expense.......................................................               22,669                  22,820
                                                                                  ----------              ----------

Income before taxes....................................................               93,076                  74,029

Taxes on income........................................................               35,369                  28,131
                                                                                  ----------              ----------

Net income.............................................................           $   57,707              $   45,898
                                                                                  ==========              ==========

Earnings per share.....................................................                $1.10                    $.89
                                                                                  ==========              ==========

Earnings per share - assuming dilution.................................                $1.07                    $.89
                                                                                  ==========              ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                                                          Six Months Ended
                                                                                               March 31,
                                                                                 -----------------------------------
                                                                                            (unaudited)
                                                                                        2001                2000
                                                                                 ---------------     ---------------
OPERATING ACTIVITIES
 Net income  ....................................................................    $    57,707           $  45,898
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation  .................................................................          6,978               6,976
  Amortization, including deferred financing costs  .............................          2,846               1,807
  Provision for losses on accounts receivable  ..................................          7,363               2,615
  Equity in net loss of unconsolidated affiliate ................................          2,575                   -
  (Gain) loss on disposal of property and equipment  ............................           (163)                 71
  Gain on sale of a business ....................................................           (454)                  -
  Deferred income taxes  ........................................................          7,365              10,938
  Changes in operating assets and liabilities:
    Accounts receivable  ........................................................        (67,656)            (31,421)
    Merchandise inventories  ....................................................       (256,384)            (29,642)
    Prepaid expenses and other  .................................................           (250)               (537)
    Accounts payable, accrued expenses and income taxes  ........................        180,728              78,970
    Miscellaneous................................................................         (1,078)               (788)
                                                                                 ---------------     ---------------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES  ........................        (60,423)             84,887

INVESTING ACTIVITIES
 Capital expenditures  ..........................................................        (12,245)             (7,685)
 Equity investment in a business.................................................         (3,282)
 Collections on ESOP note receivable.............................................              -                 186
 Proceeds from sales of property and equipment  .................................            310               1,256
 Proceeds from sale of a business................................................         12,993                   -
                                                                                 ---------------     ---------------
    NET CASH USED IN INVESTING ACTIVITIES  ......................................         (2,224)             (6,243)

FINANCING ACTIVITIES
 Long-term debt borrowings  .....................................................      1,245,068             714,167
 Long-term debt repayments  .....................................................     (1,185,130)           (803,457)
    Deferred financing costs and other...........................................         (9,350)               (115)
 Exercise of stock options  .....................................................         17,509                 504
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  ........................         68,097             (88,901)
                                                                                 ---------------     ---------------

Increase (decrease) in cash and cash equivalents  ...............................          5,450             (10,257)
Cash and cash equivalents at beginning of period  ...............................        120,818              59,497
                                                                                 ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD  ....................................     $   126,268           $  49,240
                                                                                 ===============     ===============


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

  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three and six months ended March 31, 2001 and 2000 and the cash flows for the six months ended March 31, 2001 and 2000 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

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

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)

NOTE 2 - LEGAL MATTERS AND CONTINGENCIES - CONTINUED

  After a ten-week trial in the federal class action case, the Court granted all of the defendants' motions for a judgment as a matter of law and dismissed the claims the class plaintiffs had asserted against the Company and the other defendants. Plaintiffs in the class case then appealed the District Court's judgment to the Seventh Circuit Court of Appeals. On June 9, 1999, the Seventh Circuit affirmed the judgment the District Court entered in favor of the Company in the class case. Plaintiffs' petition for a writ of certiorari to the United States Supreme Court was denied.

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

     The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other liabilities in the accompanying consolidated balance sheet ($3.8 million at March 31, 2001), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulation. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)

NOTE 3--EARNINGS PER SHARE

  Earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the periods presented. Earnings per share--assuming dilution is computed on the basis of the weighted average number of shares of common stock outstanding during the period plus the dilutive effect of stock options. Additionally, the fiscal 2001 calculations consider the convertible subordinated notes as if converted and, therefore, the effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

                                                                                Three months ended           Six months ended
                                                                                     March 31,                   March 31,
                                                                               ---------------------       --------------------
                                                                                2001          2000          2001         2000
                                                                               -------       -------       -------      -------
                                                                                                 (in thousands)
Net income..............................................................       $31,516       $24,299       $57,707      $45,898
Interest expense - convertible subordinated notes,
  net of income taxes ..................................................         2,528             -         3,086            -
                                                                               -------       -------       -------      -------
Income available to common stockholders.................................       $34,044       $24,299       $60,793      $45,898
                                                                               =======       =======       =======      =======

Weighted average number of shares
  of common stock outstanding...........................................        52,701        51,370        52,528       51,329
Effect of dilutive securities:
     Stock options......................................................           984           362           988          283
     Convertible subordinated notes.....................................         5,664             -         3,423            -
                                                                               -------       -------       -------      -------
Weighted average number of shares of common stock and
     dilutive potential common stock....................................        59,349        51,732        56,939       51,612
                                                                               =======       =======       =======      =======

NOTE 4 - LONG-TERM DEBT

          In December 2000, the Company issued $300.0 million of Convertible Subordinated Notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into Class A Common Stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the notes that have not been previously converted. Net proceeds from the notes of approximately $290.7 million were used to repay existing borrowings, and for working capital and other general corporate purposes. In connection with the issuance of the notes, the Company incurred approximately $9.3 million of financing fees which were deferred and are being amortized over the term of the notes.

NOTE 5 - STOCK OPTION PLANS

          During fiscal 2001, the Company adopted the AmeriSource Health Corporation 2001 Stock Option Plan (the "2001 Option Plan") and the AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (the "2001 Directors Plan"). The 2001 Option Plan and the 2001 Directors Plan provide for the granting of nonqualified stock options to acquire up to 3,200,000 and 225,000 shares of common stock, respectively, at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods are determined at the date of grant by a committee of the Board of Directors. The number of options to be granted annually under the 2001 Directors Plan is fixed by the plan and such options vest immediately. Options expire ten years after the date of grant.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(CONTINUED)

NOTE 6 - PROPOSED BERGEN BRUNSWIG CORPORATION MERGER

     The Company and Bergen Brunswig Corporation ("Bergen") have signed a definitive merger agreement dated as of March 16, 2001, providing for the Company to merge with Bergen. The stock-for-stock transaction will create a new company, called AmeriSource-Bergen Corporation ("AmeriSource-Bergen") with approximately $35 billion in annual revenue. Under the terms of the agreement, each share of Bergen common stock will be converted into .37 of a share of AmeriSource-Bergen common stock while each share of AmeriSource common stock will be converted into one share of AmeriSource-Bergen common stock. The new company will have approximately 103 million shares of common stock outstanding, with current AmeriSource shareholders owning approximately 51% of the combined company and current Bergen shareholders owning approximately 49%. The merger of the two companies has been structured as a tax-free transaction and is expected to be accounted for as a purchase transaction under the new guidelines for business combinations proposed by the Financial Accounting Standards Board. The new company will have its headquarters in Valley Forge, Pennsylvania and its west coast management center will be located in Orange, California. Under certain circumstances, in the event that the merger agreement is terminated as a result of either company entering into a competing transaction, the other company would be entitled to a termination fee of $75 million and reimbursement of expenses up to $15 million.

The merger is expected to close during the summer of 2001. The transaction is subject to Hart-Scott-Rodino review, approval by shareholders of both companies, promulgation of the new FASB purchase accounting rules, and other customary closing conditions. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

Concurrently with the execution of the merger agreement, the Company and Bergen entered into Stock Option Agreements ("Option Agreements"). Pursuant to the Option Agreements, AmeriSource granted Bergen an irrevocable option to purchase up to 10,472,304 shares of AmeriSource common stock at an exercise price of $48.48 and Bergen granted AmeriSource an irrevocable option to purchase up to 26,961,420 shares of Bergen common stock at an exercise price of $17.9376, under certain circumstances in which the merger agreement is terminated. The Option Agreements may have the effect of discouraging persons who may be interested in acquiring an interest in, or otherwise effecting a business combination with, AmeriSource or Bergen from considering or proposing such a transaction.

NOTE 7 - SHAREHOLDER RIGHTS PLAN

  During fiscal 2001, the Company's Board of Directors adopted a Shareholder Rights Plan. The Plan provides for one right to be distributed as a dividend for each share of AmeriSource common stock outstanding on March 30, 2001. In general, if a person acquires 15 percent or more of AmeriSource's common stock, each right will entitle the holder thereof to purchase one-tenth of a share of AmeriSource common stock (or the common stock of the surviving company in the case of a merger) at a 50 percent discount to market value. The rights are redeemable by the Company under certain circumstances. The rights will not be exercisable in connection with the proposed AmeriSource-Bergen merger (Note 6) and will expire on the earlier of March 16, 2002 or the consummation of the merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Operating revenue for the three months ended March 31, 2001 increased 23% from the prior-year quarter to $3.5 billion from $2.8 billion. For the six months ended March 31, 2001, operating revenue increased 20% to $6.8 billion compared to $5.7 billion in the prior-year period. During the three and six months ended March 31, 2001, respectively, sales to health systems increased 23% and 18%, sales to alternate site facilities increased 69% and 71%, sales to independent drugstore customers increased 9% and 6% and sales to the chain drugstore customer group increased 35% and 37%, in each case compared to the respective prior-year periods. The increase in health systems revenue was primarily due to revenue growth with the Veterans Administration and the Novation group purchasing organization ("GPO"). Revenue from the Veterans Administration for the six months ended March 31, 2001 grew 21% over the prior-year period and accounted for approximately 19% of total operating revenue in the six-month period ended March 31, 2001. During calendar 2000 members of the Novation GPO went through a distributor selection process and as a result of this process AmeriSource obtained a net gain of approximately $500 million in annualized revenue. During the first quarter of fiscal 2001, the Company realized approximately 70% to 80% of the estimated revenue impact and by the end of the second fiscal quarter realized 100% of the impact. Alternate site revenue increased significantly due to the effect of a large mail-order customer added in the third fiscal quarter of last year and the addition of a number of new customers since the prior-year quarter. The increase in chain revenue was primarily due to the addition of three new customers, one in the fourth quarter of fiscal 2000 and the remaining two during the first half of fiscal 2001. During the six months ended March 31, 2001, 53% of total operating revenue was from sales to institutional customers which include health systems (42%) and alternate site facilities (11%), and the remaining 47% was from retail customers, including independent community pharmacies (33%) and chain drugstores (14%). In the same period last year, the customer mix was 50% institutional and 50% retail.

The Company reports as revenue bulk shipments to customer warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. After ceasing to do business with the Company's largest bulk customer, revenue from bulk deliveries decreased to $0.3 million in the second quarter and $0.8 million in the first six months of fiscal 2001 compared to $10.2 million and $20.8 million in the prior-year quarter and six-month period, respectively. Due to the insignificant service fees generated from these bulk shipments, fluctuations in volume have no significant impact on operating margins.

Gross profit of $151.2 million in the second quarter of fiscal 2001 increased by 15% as compared to the prior year quarter due to the increase in operating revenue. As a percentage of operating revenue, the gross profit in the second quarter of fiscal 2001 was 4.34% as compared to 4.64% in the prior-year quarter. For the six months ended March 31, 2001, the gross profit percentage was 4.25% as compared to 4.44% in the prior-year period. The declines in gross profit percentages in the quarter and for the six-month period reflect the net impact of a number of factors, including the change in customer mix to a higher level of institutional and other large customers and the continuing competitive pricing environment, offset in part by higher buy-side margins than in the prior-year periods. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that increases in the buy-side component of the gross margin, including manufacturer price increases and negotiated deals, will be available in the future to fully or partially offset the anticipated decline. In addition, the Company's cost of goods sold for interim periods includes a LIFO provision that is based on the Company's estimated full-year provision. This provision is subject to changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

Selling and administrative expenses and depreciation increased by $6.2 million or 8% in the second quarter of fiscal 2001 compared with the prior year quarter and, as a percentage of operating revenue, were 2.47% in fiscal 2001 and 2.82% in fiscal 2000. For the first six months of fiscal 2001, selling and administrative expenses and depreciation as a percentage of operating revenue were 2.49% as compared to 2.71% in the prior-year period. This improvement reflects the changing customer mix to more institutional business, which is lower gross margin business, but requires lower operating expense as a percentage of revenue to service. The improvements also reflect warehouse efficiencies and cost reductions related to the Company's centralization initiatives completed last year. These factors were offset in part by an increase in the bad debt provision to $7.4 million for the first six months of fiscal 2001 compared to a $2.6 million provision in the prior-year period. The bad debt increase was primarily due to three customers in bankruptcy. There can be no assurance that similar events will not occur and result in additional bad debt expense in the future.

Operating income of $64.4 million in the quarter ended March 31, 2001 increased
by 26% from the prior-year period.   The Company's operating margin for the
quarter increased to 1.85% in fiscal 2001 from 1.80% in fiscal 2000. The five basis point increase represents the net effect of a 35 basis point reduction in operating expenses partially offset by a 30 basis point reduction in gross margin. For the six months ended March 31, 2001, the operating margin was 1.74% compared to 1.71% in the prior-year period. The three basis point increase represents the net effect of a 22 basis point reduction in operating expenses partially offset by a 19 basis point reduction in gross margin. While management has been historically able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins.

Interest expense of $11.8 million in the second quarter of fiscal 2001 represents a decrease of 1% compared to the prior-year quarter. The decrease reflects the net impact of higher average levels of debt, lower borrowing spreads and interest rates and includes the impact of $300.0 million of 5% fixed-rate convertible notes issued by the Company in December of 2000. Average borrowings during the quarter ended March 31, 2001 were $760 million as compared to average borrowings of $706 million in the prior-year quarter. Average borrowing rates under the Company's variable-rate debt facilities decreased approximately 30 basis points from the prior-year quarter due to lower market interest rates and lower borrowing spreads which reflect the Company's improved financial structure. Interest expense for the six months ended March 31, 2001 decreased modestly to $22.7 million from $22.8 million in the prior-year period. The decrease reflects the positive impact of the convertible notes, which more than offset an increase of $15 million in average borrowings and an 18 basis point increase in borrowing rates under the Company's variable-rate debt facilities for the six-month period.

The income tax provision for the three and six months ended March 31, 2001 of 38% was computed based on an estimate of the full year effective tax rate.

Net income in the second quarter of fiscal 2001 increased 30% to $31.5 million from $24.3 million in the prior-year quarter and earnings per share -- assuming dilution increased 21% to $0.57 per share as compared to $0.47 per share in the prior-year quarter. Net income of $57.7 million for the six months ended March 31, 2001 represents a 26% increase compared to the prior-year period. For fiscal 2001 the calculations of earnings per share - assuming dilution include the dilutive effect of the convertible subordinated notes issued by the Company in December 2000. The convertible subordinated notes are treated as if converted and, therefore, the weighted average number of common shares is increased and the effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2001, the Company's operating activities used $60.4 million in cash as compared to $84.9 million generated in the prior-year period. Cash use from operations during the first six months of fiscal 2001 resulted from an increase in merchandise inventories of $256.4 million and an increase in accounts receivable of $67.7 million offset in part by an increase in accounts payable, accrued expenses and income taxes of $180.7 million. Merchandise inventories were increased to support the 20% operating revenue increase, including the new Novation business. The proportionate increase in accounts receivable was less than the increase in operating revenue as the number of days sales outstanding during the period improved by more than two days over the prior-year period reflecting the change in the customer mix. Centralization of accounts payable processing and timing of vendor payments accounted for a one day increase in days payables outstanding over the prior-year period. Operating cash uses during the six months ended March 31, 2001 included $19.4 million in interest payments and $22.4 million in income tax payments.

Capital expenditures for the six months ended March 31, 2001 were $12.2 million and related principally to investments in information technology, warehouse improvements, and warehouse automation equipment. Similar expenditures of approximately $10 million to $13 million are expected to occur in the next two quarters of fiscal 2001.

During the six months ended March 31, 2001, the Company sold the net assets of one of its specialty products distribution facilities for approximately $13.0 million and recognized a gain of approximately $0.5 million.

Cash provided by financing activities during the first six months of fiscal 2001 was $68.1 million. In December 2000 the Company issued $300.0 million of Convertible Subordinated Notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into Class A Common Stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. Net proceeds from the notes of approximately $290.7 million were used to repay existing borrowings, and for working capital and other general corporate purposes. At March 31, 2001, there were no borrowings under the Company's $500 million revolving credit facility and borrowings under the $400 million receivables program were $171.2 million. The revolving credit facility provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. This facility expires in January 2002 and the Company is currently discussing refinancing strategies with lenders. The receivables securitization facility was entered into in May 1999 and has a term of three years. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of lower interest rates relative to other financing sources. The Company securitizes its trade account and note receivables, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No. 125.

The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements from time to time to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposures and does not speculate in derivatives. There were no such agreements outstanding at March 31, 2001. For every $100 million of unhedged variable rate debt, a 75 basis point increase in interest rates would increase the Company's annual interest expense by $0.75 million.

The Company's operating results, together with borrowings under its debt agreements and credit terms from suppliers, have provided sufficient capital resources to finance working capital and cash operating requirements and to fund capital expenditures and to pay interest on outstanding debt. The Company's primary ongoing cash requirements will be to pay interest on indebtedness, finance working capital, and fund capital expenditures and routine growth and expansion through new business opportunities. Future cash flows from operations and borrowings are expected to be sufficient to fund the Company's ongoing cash requirements.

The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at March 31, 2001), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulations. However, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future.

OTHER - MERGER AGREEMENT

The Company and Bergen Brunswig Corporation ("Bergen") have signed a definitive merger agreement dated as of March 16, 2001 providing for the Company to merge with Bergen. The stock-for-stock transaction will create a new company, called AmeriSource-Bergen Corporation ("AmeriSource-Bergen") with approximately $35 billion in annual revenue. Under the terms of the agreement, each share of Bergen common stock will be converted into .37 of a share of AmeriSource-Bergen common stock while each share of AmeriSource common stock will be converted into one share of AmeriSource-Bergen common stock. The new company will have approximately 103 million shares of common stock outstanding, with current AmeriSource shareholders owning approximately 51% of the combined company and current Bergen shareholders owning approximately 49%. The merger of the two companies has been structured as a tax-free transaction and is expected to be accounted for as a purchase transaction under the new guidelines for business combinations proposed by the Financial Accounting Standards Board. The new company will have its headquarters in Valley Forge, Pennsylvania and its west coast management center will be located in Orange, California. Under certain circumstances, in the event that the merger agreement is terminated as a result of either company entering into a competing transaction, the other company would be entitled to a termination fee of $75 million and reimbursement of expenses up to $15 million.

The combination is expected to close during the summer of 2001. The transaction is subject to Hart-Scott-Rodino review, approval by shareholders of both companies, promulgation of the new FASB purchase accounting rules, and other customary closing conditions. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

Concurrently with the execution of the merger agreement, the Company and Bergen entered into Stock Option Agreements ("Option Agreements"). Pursuant to the Option Agreements, AmeriSource granted Bergen an irrevocable option to purchase up to 10,472,304 shares of AmeriSource common stock at an exercise price of $48.48 and Bergen granted AmeriSource an irrevocable option to purchase up to 26,961,420 shares of Bergen common stock at an exercise price of $17.9376, under certain circumstances in which the merger agreement is terminated. The Option Agreements may have the effect of discouraging persons who may be interested in acquiring an interest in, or otherwise effecting a business combination with, AmeriSource or Bergen from considering or proposing such a transaction.

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

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits:

      None

  (b) Reports on Form 8-K:

      Current Report on Form 8-K filed March 19, 2001, attaching Agreement and Plan of Merger dated March 16, 2001, by and among AmeriSource Health Corporation, Bergen Brunswig Corporation, AABB Corporation, A-Sub Acquisition Corp. and B-Sub Acquisition Corp. Also attached is the joint press release of AmeriSource Health Corporation and Bergen Brunswig Corporation dated March 19, 2001, and the press release of AmeriSource Health Corporation dated March 19, 2001.

      Current Report on Form 8-K filed March 27, 2001, attaching Rights Agreement, dated as of March 16, 2001, between AmeriSource Health Corporation and Mellon Investor Services LLC and press release announcing shareholder rights plan.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Amerisource Health Corporation


                                                /s/ George L. James III
                                   ---------------------------------------------
                                                   George L. James III
                                      Vice President and Chief Financial Officer
                                                (Principal Financial Officer)


                                              /s/ Michael D. DiCandilo
                                   ---------------------------------------------
                                                Michael D. DiCandilo
                                              Vice President, Controller
                                            (Principal Accounting Officer)

Date: May 14, 2001