Form 10-Q
period 2001-06-30
AMERISOURCE HEALTH CORP/DE
filed 2001-08-14
CIK 855042

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL QUARTER ENDED JUNE 30, 2001


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  The number of shares of common stock of AmeriSource Health Corporation outstanding as of June 30, 2001 was: Class A--52,832,848, Class B--8,446; Class C--159,768.

                                     INDEX

                        AMERISOURCE HEALTH CORPORATION

PART I.   FINANCIAL INFORMATION
 Item 1.   Financial Statements (unaudited)

           Consolidated balance sheets--June 30, 2001 and September 30, 2000

           Consolidated statements of operations--Three months ended June 30, 2001 and June 30, 2000

           Consolidated statements of operations--Nine months ended June 30, 2001 and June 30, 2000

           Consolidated statements of cash flows--Nine months ended June 30, 2001 and June 30, 2000

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

 Item 6.   Exhibits and Reports on Form 8-K

PART 1.   FINANCIAL INFORMATION

Item 1.   AmeriSource Health Corporation Financial Statements (Unaudited)


                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (in thousands)

                                     ASSETS

                                                            June 30,          September 30,
                                                              2001                2000
                                                          ------------        ------------
                                                          (unaudited)
Current assets:
  Cash and cash equivalents............................     $   94,298          $  120,818
  Accounts receivable, less allowance for doubtful
    accounts: 6/01--$40,180; 9/00--$34,506.............        677,180             623,961
  Merchandise inventories..............................      1,955,385           1,570,504
  Prepaid expenses and other...........................          4,266               5,336
                                                            ----------          ----------

    Total current assets...............................      2,731,129           2,320,619

Property and equipment, at cost:
  Land.................................................          3,832               3,832
  Buildings and improvements...........................         39,941              37,478
  Machinery, equipment and other.......................        109,777              99,456
                                                            ----------          ----------
                                                               153,550             140,766
  Less accumulated depreciation........................         82,541              75,804
                                                            ----------          ----------
                                                                71,009              64,962
Other assets, less accumulated amortization:
 6/01--$14,767; 9/00--$11,747..........................         85,806              72,986
                                                            ----------          ----------
                                                            $2,887,944          $2,458,567
                                                            ==========          ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                 (dollars in thousands, except per share data)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               June 30,            September 30,
                                                                 2001                  2000
                                                              -----------         --------------
                                                              (unaudited)
Current liabilities:
  Accounts payable......................................       $1,639,876           $1,584,133
  Accrued expenses and other............................           56,704               49,398
  Accrued income taxes..................................           20,163               12,284
  Deferred income taxes.................................          117,092              105,654
                                                               ----------           ----------
     Total current liabilities..........................        1,833,835            1,751,469

Long-term debt:
  Revolving credit facility.............................           80,890               20,000
  Receivables securitization financing..................          260,000              385,000
  Convertible subordinated notes........................          300,000                  ---
  Other debt............................................               44                8,217
                                                               ----------           ----------
                                                                  640,934              413,217

Other liabilities.......................................           10,250               11,587

Stockholders' equity:
  Common stock, $.01 par value:
    Class A (voting and convertible):
     100,000,000 shares authorized;
     issued 6/01--53,535,015 shares;
     9/00--52,660,813 shares............................              535                  527
    Class B (non-voting and convertible):
     15,000,000 shares authorized;
     issued 5,908,445 shares............................               59                   59
    Class C (non-voting and convertible):
     2,000,000 shares authorized;
     issued 6/01-- 159,768 shares;
     9/00--161,978 shares...............................                2                    2
  Capital in excess of par value  .                               314,954              283,544
  Retained earnings.....................................           93,595                4,382
  Treasury shares, at cost:
    Class A - 702,167 shares;
    Class B - 5,899,999 shares..........................           (6,220)              (6,220)
                                                               ----------           ----------
                                                                  402,925              282,294
                                                               ----------           ----------
                                                               $2,887,944           $2,458,567
                                                               ==========           ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)

                                                                                   Three months ended June 30,
                                                                                ---------------------------------
                                                                                   2001                   2000
                                                                                ----------             ----------
                                                                                            (unaudited)
Operating revenue..........................................................     $3,518,852             $2,921,424
Bulk deliveries to customer warehouses.....................................             77                 10,282
                                                                                ----------             ----------
Total revenue..............................................................      3,518,929              2,931,706

Operating cost of goods sold...............................................      3,373,913              2,791,794
Cost of goods sold - bulk deliveries.......................................             77                 10,282
                                                                                ----------             ----------
Total cost of goods sold...................................................      3,373,990              2,802,076
                                                                                ----------             ----------

Gross profit...............................................................        144,939                129,630

Selling and administrative expenses........................................         79,638                 77,944
Depreciation...............................................................          3,744                  3,464
Amortization...............................................................            461                    446
Facility consolidations and employee severance.............................             --                 (1,123)
Merger costs...............................................................            903                     --
                                                                                ----------             ----------

Operating income...........................................................         60,193                 48,899

Equity in net loss of unconsolidated affiliate.............................          2,006                     --

Interest expense...........................................................          7,361                  8,383
                                                                                ----------             ----------

Income before taxes........................................................         50,826                 40,516

Taxes on income............................................................         19,320                 15,396
                                                                                ----------             ----------

Net income.................................................................     $   31,506             $   25,120
                                                                                ==========             ==========

Earnings per share.........................................................     $      .60             $      .49
                                                                                ==========             ==========

Earnings per share - assuming dilution.....................................     $      .57             $      .48
                                                                                ==========             ==========

                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (in thousands, except per share data)



                                                                                      Nine months ended June 30,
                                                                                 -----------------------------------
                                                                                     2001                    2000
                                                                                 -----------              ----------
                                                                                             (unaudited)
Operating revenue......................................................          $10,306,288              $8,582,219
Bulk deliveries to customer warehouses.................................                  834                  31,072
                                                                                 -----------              ----------
Total revenue..........................................................           10,307,122               8,613,291

Operating cost of goods sold...........................................            9,872,747               8,201,256
Cost of goods sold - bulk deliveries...................................                  834                  31,072
                                                                                 -----------              ----------
Total cost of goods sold...............................................            9,873,581               8,232,328
                                                                                 -----------              ----------

Gross profit...........................................................              433,541                 380,963

Selling and administrative expenses....................................              241,745                 224,512
Depreciation...........................................................               10,722                  10,440
Amortization...........................................................                1,658                   1,386
Facility consolidations and employee severance.........................                                       (1,123)
Merger costs...........................................................                  903                      --
                                                                                 -----------              ----------

Operating income.......................................................              178,513                 145,748

Equity in net loss of unconsolidated affiliate.........................                4,581                      --

Interest expense.......................................................               30,030                  31,203
                                                                                 -----------              ----------

Income before taxes....................................................              143,902                 114,545

Taxes on income........................................................               54,689                  43,527
                                                                                 -----------              ----------

Net income.............................................................          $    89,213              $   71,018
                                                                                 ===========              ==========

Earnings per share.....................................................          $      1.69              $     1.38
                                                                                 ===========              ==========

Earnings per share - assuming dilution.................................          $      1.64              $     1.37
                                                                                 ===========              ==========




                See notes to consolidated financial statements.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                      Nine months ended June 30,
                                                                                   --------------------------------
                                                                                       2001                 2000
                                                                                   -----------           ----------
OPERATING ACTIVITIES                                                                          (unaudited)
 Net income......................................................................   $    89,213        $    71,018
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
  Depreciation...................................................................        10,722             10,440
  Amortization, including deferred financing costs...............................         3,888              2,469
  Provision for losses on accounts receivable....................................        11,154              7,898
  Equity in net loss of unconsolidated affiliate.................................         4,581                 --
  (Gain) loss on disposal of assets..............................................          (189)                79
  Deferred income taxes..........................................................        12,173             15,856
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................       (71,450)             7,226
    Merchandise inventories......................................................      (391,567)          (385,920)
    Prepaid expenses and other...................................................           259             (2,606)
    Accounts payable, accrued expenses and income taxes..........................        77,239            285,559
    Miscellaneous................................................................           182                 86
                                                                                    -----------        -----------

    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES..........................      (253,795)            12,105

INVESTING ACTIVITIES
 Capital expenditures............................................................       (18,139)           (12,360)
 Equity investment in a business.................................................        (5,239)            (3,406)
 Deferred merger fees............................................................        (4,555)                --
 Collections on ESOP note receivable.............................................            --                186
 Proceeds from sales of property and equipment...................................           351              1,258
 Proceeds from sale of a business................................................        12,993                 --
                                                                                    -----------       ------------

    NET CASH USED IN INVESTING ACTIVITIES........................................       (14,589)           (14,322)

FINANCING ACTIVITIES
 Long-term debt borrowings.......................................................     1,730,585          1,033,146
 Long-term debt repayments.......................................................    (1,500,881)        (1,058,891)
    Deferred financing costs and other...........................................        (9,433)              (174)
 Exercise of stock options.......................................................        21,593              4,799
                                                                                    -----------        -----------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........................       241,864            (21,120)
                                                                                    -----------        -----------

Decrease in cash and cash equivalents............................................       (26,520)           (23,337)
Cash and cash equivalents at beginning of period.................................       120,818             59,497
                                                                                    -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................   $    94,298        $    36,160
                                                                                    ===========        ===========

                See notes to consolidated financial statements

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and nine months ended June 30, 2001 and 2000 and the cash flows for the nine months ended June 30, 2001 and 2000 have been included. Certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States, but which are not required for interim reporting purposes, have been omitted. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.

     The Company is a wholesale distributor of pharmaceutical products and related healthcare services and solutions to acute care hospitals and health systems, independent community pharmacies, alternate site facilities and chain drugstores in the United States. The Company's pharmaceutical distribution business is organized by geographic areas which consist of five operating regions. For financial reporting purposes, these operating regions are aggregated and are presented as one reportable segment.

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

     In November 1993, the Company was named a defendant, along with six other wholesale distributors and twenty-four pharmaceutical manufacturers, in a series of purported class action antitrust lawsuits brought in federal court by retail pharmacies. In addition, the Company and four other wholesale distributors were added as defendants in a series of related antitrust lawsuits brought by independent pharmacies and chain drugstores which had opted out of the class action cases. The Company also was named a defendant in parallel suits filed in several state courts. In essence, these lawsuits claimed that the manufacturer and wholesaler defendants combined, contracted and conspired to fix the prices charged to retail pharmacies for prescription brand name pharmaceuticals. In October 1994, the Company entered into a Judgment Sharing Agreement (covering both the federal and state actions) with the other wholesaler and pharmaceutical manufacturer defendants pursuant to which (a) the manufacturers agreed to reimburse the wholesaler defendants for litigation costs incurred up to an aggregate of $9 million; and (b) if a judgment is entered against both manufacturers and wholesalers, the total exposure for joint and several liability of the Company is limited to the lesser of 1% of such judgment or $1 million. In addition, the Company released any claims which it might have had against the manufacturers.

     In the federal class action case, the Court granted all of the defendants' motions for a directed verdict and dismissed all claims against the Company and the other defendants. This judgment was affirmed on appeal. Two of the state cases are proceeding but are inactive; the rest have settled or been dismissed. In November 2000, the District Court granted the distributors' motion for summary judgment in the opt-out cases. Plaintiffs have appealed that decision to the Seventh Circuit. The Company believes it has meritorious defenses to the claims asserted and intends to vigorously defend itself in all of these cases.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(Continued)

Note 2 -- Legal Matters and Contingencies - continued

     The Company is subject to contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require the Company to make remediation efforts. In fiscal 1994, the Company accrued $4.1 million to cover future consulting, legal, and remediation and ongoing monitoring costs. The accrued liability, which is reflected in other liabilities in the accompanying consolidated balance sheet ($3.8 million at June 30, 2001), is based on an engineering analysis prepared by outside consultants and represents an estimate of the extent of contamination and choice of remedy based on existing technology and presently enacted laws and regulation. However, changes in remediation standards, improvements in cleanup technology and discovery of additional information concerning the site could affect the estimated liability in the future.

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

                                                                           Three months ended June 30,    Nine months ended June 30,
                                                                          -----------------------------  ---------------------------
                                                                               2001            2000           2001          2000
                                                                               ----            ----           ----          ----
                                                                                                  (in thousands)
Net income..............................................................     $31,506         $25,120        $89,213        $71,018
Interest expense - convertible subordinated notes, net of income taxes         2,513              --          5,599             --
                                                                             -------         -------        -------        -------
Income available to common stockholders.................................     $34,019         $25,120        $94,812        $71,018
                                                                             =======         =======        =======        =======


Weighted average number of shares
  of common stock outstanding...........................................      52,912          51,583         52,656         51,414
Effect of dilutive securities:
  Stock options.........................................................       1,002             503            993            356
  Convertible subordinated notes........................................       5,664              --          4,170             --
                                                                             -------         -------        -------        -------
Weighted average number of shares of common stock and
  dilutive potential common stock.......................................      59,578          52,086         57,819         51,770
                                                                             =======         =======        =======        =======

Note 4 -- Long-Term Debt

     In December 2000, the Company issued $300.0 million of Convertible Subordinated Notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into Class A Common Stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. On or after December 3, 2004, the Company has the option to redeem all or a portion of the notes that have not been previously converted. Net proceeds from the notes of approximately $290.6 million were used to repay existing borrowings, and for working capital and other general corporate purposes. In connection with the issuance of the notes, the Company incurred approximately $9.4 million of financing fees which were deferred and are being amortized over the term of the notes.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(Continued)

Note 5 -- Stock Option Plans

     During fiscal 2001, the Company adopted the AmeriSource Health Corporation 2001 Stock Option Plan (the "2001 Option Plan") and the AmeriSource Health Corporation 2001 Non-Employee Directors Stock Option Plan (the "2001 Directors Plan"). The 2001 Option Plan and the 2001 Directors Plan provide for the granting of nonqualified stock options to acquire up to 3,200,000 and 225,000 shares of common stock, respectively, at a price not less than the fair market value of the common stock on the date the option is granted. The option terms and vesting periods are determined at the date of grant by a committee of the Board of Directors. The number of options to be granted annually under the 2001 Directors Plan is fixed by the plan and vest immediately. Options expire ten years after the date of grant.

Note 6 -- Proposed Bergen Brunswig Corporation Merger

     The Company and Bergen Brunswig Corporation ("Bergen") signed a definitive merger agreement dated as of March 16, 2001, which provides for the Company to merge with Bergen. The stock-for-stock transaction will create a new company, called AmerisourceBergen Corporation ("AmerisourceBergen") with approximately $35 billion in annual revenue. Under the terms of the agreement, each share of Bergen common stock will be converted into .37 of a share of AmerisourceBergen common stock while each share of AmeriSource common stock will be converted into one share of AmerisourceBergen common stock. The new company will have approximately 103 million shares of common stock outstanding, with current AmeriSource shareholders owning approximately 51% of the combined company and current Bergen shareholders owning approximately 49%. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a purchase transaction under the new guidelines for business combinations issued by the Financial Accounting Standards Board (Note 8). The new company will have its headquarters in Valley Forge, Pennsylvania and its west coast management center will be located in Orange, California. Under certain circumstances, in the event that the merger agreement is terminated, as a result of either company entering into a competing transaction, the other company would be entitled to a termination fee of $75.0 million and reimbursement of expenses up to $15.0 million.

     The combination is expected to close by the end of August 2001. The transaction is subject to Hart-Scott-Rodino review, approval by shareholders of both companies, and other customary closing conditions. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

     Concurrently with the execution of the merger agreement, the Company and Bergen entered into Stock Option Agreements ("Option Agreements"). Pursuant to the Option Agreements, AmeriSource granted Bergen an irrevocable option to purchase up to 10,472,304 shares of AmeriSource common stock at an exercise price of $48.48 and Bergen granted AmeriSource an irrevocable option to purchase up to 26,961,420 shares of Bergen common stock at an exercise price of $17.9376, under certain circumstances in which the merger agreement is terminated. The Option Agreements may have the effect of discouraging persons who may be interested in acquiring an interest in, or otherwise effecting a business combination with AmeriSource or Bergen, from considering or proposing such a transaction.

     On August 9, 2001, the Company and Bergen jointly announced that AmerisourceBergen has agreed to sell a new issue of $500 million 8.125% Senior Notes due 2008. The notes will be issued in a private placement and are expected to be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The proceeds from the sale of the notes will be held in escrow for up to 90 days, until the completion of the pending combination of the Company and Bergen. These proceeds will be used together with proceeds expected from a new credit facility to repay the Company's and Bergen's existing senior secured credit facilities, to pay fees and expenses associated with the merger, to repurchase or repay certain of Bergen's other indebtedness, and for general corporate purposes.

     During the quarter ended June 30, 2001, the Company expensed $0.9 million of merger integration costs consisting primarily of consulting and travel expenses. In addition, the Company has incurred $4.6 million of merger fees, primarily for legal, accounting and other professional services, which have been deferred and are included in other assets at June 30, 2001.

                AMERISOURCE HEALTH CORPORATION AND SUBSIDIARIES
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)-(Continued)

Note 7 -- Shareholder Rights Plan

     During fiscal 2001, the Company's Board of Directors adopted a Shareholder Rights Plan. The Plan provided for one right to be distributed as a dividend for each share of AmeriSource common stock outstanding on March 30, 2001. In general, if a person acquires 15 percent or more of AmeriSource's common stock, each right will entitle the right holder to purchase one-tenth of a share of AmeriSource common stock (or the common stock of the surviving company in the case of a merger), at a 50 percent discount to market value. The rights are redeemable by the Company under certain circumstances. The rights will not be exercisable in connection with the proposed AmerisourceBergen merger (Note 6), and will expire on the earlier of March 16, 2002 or the consummation of the merger.

Note 8 -- Recently Issued Financial Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 applies to all business combinations completed after June 30, 2001 and requires the use of the purchase method of accounting. SFAS No. 141 also establishes new criteria for determining whether intangible assets should be recognized separately from goodwill. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however companies with fiscal years beginning after March 15, 2001 may elect to early adopt the statement. SFAS No. 142 provides that goodwill and intangible assets with indefinite lives will not be amortized, but rather will be tested for impairment on an annual basis. SFAS No. 141 is not expected to have a significant impact on the results of operations or financial position of the Company. The Company expects to early adopt SFAS No. 142 on October 1, 2001. Adoption of SFAS No. 142 is expected to result in the elimination of approximately $1.4 million of amortization expense per year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Operating revenue increased 20% for both the three and nine months ended June 30, 2001 compared to the respective prior-year periods. For the three months ended June 30, 2001, operating revenue increased to $3.5 billion from $2.9 billion and for the nine months ended June 30, 2001, operating revenue increased to $10.3 billion compared to $8.6 billion in the prior-year period. During the three and nine months ended June 30, 2001, respectively, sales to health systems increased 22% and 20%, sales to alternate site facilities increased 44% and 60%, sales to independent community pharmacies increased 5% and sales to the chain drugstore customer group increased 43% and 39% in each case compared to the respective prior-year periods. The increase in health systems revenue was primarily due to revenue growth with the Veterans Administration and the Novation group purchasing organization ("GPO"). Revenue from the Veterans Administration for the nine months ended June 30, 2001 grew 22% over the prior-year period and accounted for approximately 19% of total operating revenue in the nine-month period ended June 30, 2001. During calendar 2000, members of the Novation GPO went through a distributor selection process and as a result of this process AmeriSource obtained a net gain of approximately $500 million in annualized revenue. During the first quarter of fiscal 2001, the Company realized approximately 70% to 80% of the estimated revenue impact and realized 100% of the impact by the end of the second fiscal quarter. Alternate site revenue increased significantly due to the effect of a large mail-order customer added in the third fiscal quarter of last year and the addition of a number of new customers since the prior-year quarter. The increase in chain revenue was primarily due to the addition of three new customers, one in the fourth quarter of fiscal 2000 and the remaining two during the first half of fiscal 2001. During the nine months ended June 30, 2001, 53% of total operating revenue was from sales to institutional customers which include health systems (42%) and alternate site facilities (11%), and the remaining 47% was from retail customers, including independent community pharmacies (33%) and chain drugstores (14%). In the same period last year, the customer mix was 51% institutional and 49% retail.

     The Company reports as revenue bulk shipments to customer warehouses, whereby the Company acts as an intermediary in the ordering and subsequent delivery of pharmaceutical products. After ceasing to do business with the Company's largest bulk customer, revenue from bulk deliveries decreased to $0.1 million in the third quarter and $0.8 million in the first nine months of fiscal 2001 compared to $10.3 million and $31.1 million in the prior-year quarter and nine-month period respectively. Due to the insignificant service fees generated from these bulk shipments, fluctuations in volume have no significant impact on operating margins.

     Gross profit of $144.9 million in the third quarter of fiscal 2001 increased by 12% as compared to the prior year quarter due to the increase in operating revenue. As a percentage of operating revenue, the gross profit in the third quarter of fiscal 2001 was 4.12% as compared to 4.44% in the prior-year quarter. For the nine months ended June, 2001, the gross profit percentage was 4.21% as compared to 4.44% in the prior-year period. The declines in gross profit percentages in the quarter and for the nine-month period reflect the net impact of a number of factors including the change in customer mix to a higher level of institutional and other large customers, and the continuing competitive pricing environment, offset, in part, by higher buy-side margins than in the prior-year periods. Downward pressures on sell-side gross profit margin are expected to continue and there can be no assurance that increases in the buy-side component of the gross margin, including manufacturer price increases and negotiated deals, will be available in the future to fully or partially offset the anticipated decline. In addition, the Company's cost of goods sold for interim periods includes a LIFO provision that is based on the Company's estimated full-year provision. This provision is subject to changes in inventory quantities, product mix, and manufacturer pricing practices, which may be impacted by market and other external influences.

     Selling and administrative expenses and depreciation increased by $2.0 million or 2% in the third quarter of fiscal 2001 compared with the prior year quarter, and as a percentage of operating revenue, were 2.37% in fiscal 2001 and 2.79% in fiscal 2000. For the first nine months of fiscal 2001, selling and administrative expenses and depreciation as a percentage of operating revenue were 2.45% as compared to 2.74% in the prior-year period. This improvement reflects the changing customer mix to more institutional business, which is lower gross margin business, but requires lower operating expense as a percentage of revenue to service. The improvements also reflect warehouse efficiencies and cost reductions related to the Company's centralization initiatives completed last year. These factors were offset in part by an increase in the bad debt provision to $11.2 million for the first nine months of fiscal 2001 compared to a $7.9 million provision in the prior-year period. The bad debt provision increase was primarily due to the bankruptcies of several chain and hospital customers. There can be no assurance that similar events will not occur and result in additional bad debt expense in the future.

     During the quarter ended June 30, 2001, the Company incurred $0.9 million in merger integration costs consisting primarily of consulting and travel expenses associated with the Company's pending merger with Bergen Brunswig Corporation discussed below. Merger integration costs are expected to increase significantly in the periods following the consummation of the merger.

     During the quarter ended June 30, 2000, accruals of $1.1 million related to prior years restructuring charges were reversed into income.

     Operating income of $60.2 million in the quarter ended June 30, 2001 increased by 23% from the prior-year period. The Company's operating margin for the quarter increased to 1.71% in fiscal 2001 from 1.64% in fiscal 2000 excluding the restructuring reversals recorded in fiscal 2000. For the nine months ended June 30, 2001, the operating margin increased to 1.73% from 1.69% in the prior-year period. The increases in operating margins represent the net effect of reductions in operating expenses partially offset by reductions in gross margins discussed above. While management has been historically able to lower expense ratios and expects to continue to do so, there can be no assurance that reductions will occur in the future, or that expense ratio reductions will exceed possible declines in gross margins.

     Interest expense of $7.4 million in the third quarter of fiscal 2001 represents a decrease of 12% compared to the prior-year quarter. The decrease reflects the net impact of higher average levels of debt, lower borrowing spreads and interest rates and includes the impact of $300.0 million of 5% fixed rate convertible notes issued by the Company in December of 2000. Average borrowings during the quarter ended June 30, 2001 were $532 million as compared to average borrowings of $505 million in the prior-year quarter. Average borrowing rates under the Company's variable-rate debt facilities decreased approximately 150 basis points from the prior-year quarter due to lower market interest rates and lower borrowing spreads which reflect the Company's improved financial structure. Interest expense for the nine months ended June 30, 2001, decreased to $30.0 million from $31.2 million in the prior-year period. The decrease reflects the positive impact of the convertible notes and a 39 basis point decrease in borrowing rates under the Company's variable-rate debt facilities, which more than offset an increase of $19 million in average borrowings for the nine-month period.

     The income tax provision for the three and nine months ended June 30, 2001 of 38%, was computed based on an estimate of the full year effective tax rate.

     Net income in the third quarter of fiscal 2001 increased 25% to $31.5 million from $25.1 million in the prior-year quarter and earnings per share -- assuming dilution increased 19% to $0.57 per share as compared to $0.48 per share in the prior-year quarter. Net income of $89.2 million for the nine months ended June 30, 2001, represents a 26% increase compared to the prior-year period. For fiscal 2001 the calculations of earnings per share - assuming dilution include the dilutive effect of the convertible subordinated notes issued by the Company in December 2000. The convertible subordinated notes are treated as if converted and, therefore, the weighted average number of common shares is increased and the effect of interest expense related to these notes is added back to net income in determining income available to common stockholders.

Liquidity and Capital Resources

     During the nine months ended June 30, 2001, the Company's operating activities used $253.8 million in cash as compared to $12.1 million generated in the prior-year period. Cash use from operations during the first nine months of fiscal 2001 resulted from an increase in merchandise inventories of $391.6 million and an increase in accounts receivable of $71.5 million offset in part by an increase in accounts payable, accrued expenses and income taxes of $77.2 million. Merchandise inventories have increased 25% since September 30, 2000, to support the 20% operating revenue increase, including the new Novation business, as well as for additional inventory purchased to take advantage of buy-side gross profit margin opportunities including manufacturer price increases and negotiated deals. The proportionate increase in accounts receivable was less than the increase in operating revenue as the number of days sales outstanding during the period improved 2.1 days over the prior-year period reflecting the change in the customer mix and a strong focus on asset management at the distribution center level. Centralization of accounts payable processing and timing of vendor payments accounted for an increase in days payables outstanding over the prior-year period of 2.7 days. Operating cash uses during the nine months ended June 30, 2001 included $31.5 million in interest payments and $26.0 million in income tax payments.

     Capital expenditures for the nine months ended June 30, 2001 were $18.1 million and relate principally to investments in information technology, warehouse improvements, and warehouse automation equipment. Similar expenditures of approximately $5 million to $8 million are expected to occur in the last quarter of fiscal 2001.

     During the nine months ended June 30, 2001, the Company sold the net assets of one of its specialty products distribution facilities for approximately $13.0 million.

     Cash provided by financing activities during the first nine months of fiscal 2001 was $241.9 million. In December 2000 the Company issued $300.0 million of Convertible Subordinated Notes due December 1, 2007. The notes have an annual interest rate of 5%, payable semiannually, and are convertible into Class A Common Stock of the Company at $52.97 per share at any time before their maturity or their prior redemption or repurchase by the Company. Net proceeds from the notes of approximately $290.6 million were used to repay existing borrowings, and for working capital and other general corporate purposes. At June 30, 2001, borrowings under the Company's $500 million revolving credit facility were $80.9 million and borrowings under the $400 million receivables program were $260.0 million. The revolving credit facility provides for interest rates ranging from LIBOR plus 25 basis points to LIBOR plus 125 basis points based upon certain financial ratios. In connection with the merger discussed below, the Company and Bergen Brunswig Corporation are currently negotiating a credit facility for the merged entity that will replace both companies' current facilities. If the merger is not consummated, the Company will need to obtain a new revolving credit facility before January 2002 when its current facility expires. The receivables securitization facility has an expiration date in May 2003. Interest rates are based on prevailing market rates for short-term commercial paper plus a program fee of 38.5 basis points. The receivables securitization facility represents a financing vehicle utilized by the Company because of the availability of lower interest rates relative to other financing sources. The Company securitizes its trade account and note receivables, which are generally non-interest bearing, in transactions that do not qualify as sales transactions under SFAS No. 140.

     The Company's primary exposure to market risk consists of changes in interest rates on borrowings. An increase in interest rates would adversely affect the Company's operating results and the cash flow available after debt service to fund operations and expansion and, if permitted to do so under its revolving credit facility, to pay dividends on its capital stock. The Company enters into interest rate protection agreements from time to time to hedge the exposure to increasing interest rates with respect to its long-term debt agreements. The Company provides protection to meet actual exposures and does not speculate in derivatives. There were no such agreements outstanding at June 30, 2001. For every $100 million of unhedged variable rate debt, a 75 basis point increase in interest rates would increase the Company's annual interest expense by $0.75 million.

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

     The Company is subject to certain contingencies pursuant to environmental laws and regulations at one of its former distribution centers that may require remediation efforts. In fiscal 1994, the Company accrued a liability of $4.1 million to cover future consulting, legal and remediation, and ongoing monitoring costs. The accrued liability ($3.8 million at June 30, 2001), which is reflected in other long-term liabilities on the accompanying consolidated balance sheet, is based on an estimate of the extent of contamination and choice of remedy, existing technology, and presently enacted laws and regulation. However, changes in remediation standards, improvements in cleanup technology, and discovery of additional information concerning the site could affect the estimated liability in the future.

Other - Merger Agreement

     The Company and Bergen Brunswig Corporation ("Bergen") signed a definitive merger agreement dated as of March 16, 2001 which provides for the Company to merge with Bergen. The stock-for-stock transaction will create a new company, called AmerisourceBergen Corporation ("AmerisourceBergen") with approximately $35 billion in annual revenue. Under the terms of the agreement, each share of Bergen common stock will be converted into .37 share of AmerisourceBergen common stock while each share of AmeriSource common stock will be converted into one share of AmerisourceBergen common stock. The new company will have approximately 103 million shares of common stock outstanding, with current AmeriSource shareholders owning approximately 51% of the combined company and current Bergen shareholders owning approximately 49%. The merger of the two companies has been structured as a tax-free transaction and will be accounted for as a purchase transaction under the new guidelines for business combinations issued by the Financial Accounting Standards Board. The new company will have its headquarters in Valley Forge, Pennsylvania and its west coast management center will be located in Orange, California. Under certain circumstances, in the event that the merger agreement is terminated, as a result of either company entering into a competing transaction, the other company would be entitled to a termination fee of $75 million and reimbursement of expenses up to $15 million.

     The combination is expected to close by the end of August 2001. The transaction is subject to Hart-Scott-Rodino review, approval by shareholders of both companies, and other customary closing conditions. There can be no assurance that the merger will be completed, or that it will be completed as contemplated.

     Concurrently with the execution of the merger agreement, the Company and Bergen entered into Stock Option Agreements ("Option Agreements"). Pursuant to the Option Agreements, AmeriSource granted Bergen an irrevocable option to purchase up to 10,472,304 shares of AmeriSource common stock at an exercise price of $48.48 and Bergen granted AmeriSource an irrevocable option to purchase up to 26,961,420 shares of Bergen common stock at an exercise price of $17.9376, under certain circumstances in which the merger agreement is terminated. The Option Agreements may have the effect of discouraging persons who may be interested in acquiring an interest in, or otherwise effecting a business combination with AmeriSource or Bergen, from considering or proposing such a transaction.

     On August 9, 2001, the Company and Bergen jointly announced that AmerisourceBergen has agreed to sell a new issue of $500 million 8.125% Senior Notes due 2008. The notes will be issued in a private placement and are expected to be resold by the initial purchasers to qualified institutional buyers under Rule 144A of the Securities Act of 1933. The proceeds from the sale of the notes will be held in escrow for up to 90 days, until the completion of the pending combination of the Company and Bergen. These proceeds will be used together with proceeds expected from a new credit facility to repay the Company's and Bergen's existing senior secured credit facilities, to pay fees and expenses associated with the merger, to repurchase or repay certain of Bergen's other indebtedness, and for general corporate purposes.

     During the quarter ended June 30, 2001, the Company expensed $0.9 million of merger integration costs consisting primarily of consulting and travel expenses. In addition, the Company has incurred $4.6 million of merger fees, primarily for legal, accounting and other professional services, which have been deferred and are included in other assets at June 30, 2001.

Forward - Looking Statements

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

See discussion in Item 2. above.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 20, 2001, a class complaint was filed against the Company and others seeking damages for the alleged unlawful distribution of misbranded and adulterated drugs. The Company is currently in the process of evaluating the complaint. At this time management is unable to determine the potential exposure the Company faces as a result of the complaint and what effect, if any, the outcome may have on the Company's business.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits:

        None

    (b) Reports on Form 8-K:

        Current Report on Form 8-K filed July 30, 2001, attaching press release of July 25, 2001, announcing financial results for the quarter and nine months ended June 30, 2001.

        Current Report on Form 8-K filed August 1, 2001, announcing AmerisourceBergen plans to issue $400 million senior debentures due 2008 and attaching press release of July 31, 2001.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       Amerisource Health Corporation


                                       /s/ george l. james iii
                    ------------------------------------------------------------
                                           George L. James III
                         Vice President and Chief Financial Officer (Principal
                                            Financial Officer)


                                       /s/ Michael D. DiCandilo
                    ------------------------------------------------------------
                                           Michael D. DiCandilo
                                        Vice President, Controller
                                      (Principal Accounting Officer)

Date: August 14, 2001